Form 10KSB
period 1998-12-31
SOUTHERN HERITAGE BANCORP
filed 1999-04-01
CIK 1056238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission file number
ended December 31, 1998                                  333-47291

                         SOUTHERN HERITAGE BANCORP, INC.
                 (Name of small business issuer in its charter)

       Georgia                                                   58-2352014
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
3461 Atlanta Highway
P. O. Box 907
Oakwood, Georgia                                                     30566
(Address of principal executive offices)                           (Zip Code)

                                 (770) 531-1240
                           (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1998 were $122,226.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1999 was $7,199,340 based on the offering price of $10.00 per share, since there is no established trading market. The Registrant completed its offering by January, 1999.

The number of shares outstanding of Registrant's class of common stock at March 15, 1999 was 878,344 shares of common stock.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):
Yes     No X
                                  Page 1 of 47
                            Exhibit Index on Page 29

                                TABLE OF CONTENTS

                                     PART I                             Page


ITEM 1.           DESCRIPTION OF BUSINESS .........................       3

ITEM 2.           DESCRIPTION OF PROPERTIES........................      12

ITEM 3.           LEGAL PROCEEDINGS................................      13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.................................      13


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS......................      13

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION ............................      14

ITEM 7.           FINANCIAL STATEMENTS ............................      15

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ............................      16


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS .............................      16

ITEM 10.          EXECUTIVE COMPENSATION ..........................      23

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT ................      25

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS ............................      28

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K ................      29

SIGNATURES ........................................................      30

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

(a)      Business Development

Southern Heritage Bancorp, Inc. (the "Company"), Oakwood, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of Southern Heritage Bank, Oakwood, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on April 30, 1998, and the DBF approval on April 28, 1998. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank, which occurred in January, 1999.

The Bank is the sole operating subsidiary of the Company. On October 31, 1997, the Bank received the approval of its Articles of Incorporation from the DBF. Its permit to begin business has been issued, and it opened for business on January 4, 1999. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), initial approval by the FDIC having been obtained on March 19, 1998.

In April, 1998, the Company registered 1,000,000 shares of its common stock with the Securities and Exchange Commission under the Securities Act of 1933. The registration statement became effective on April 29, 1998, and the Company began its stock offering a few days later. The stock offering was completed by January, 1999 and the shares were issued as of January 4, 1999. 878,344 shares were sold in the offering, raising total capital of $8,783,440.

(b)      Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses. The Company conducts business from its office located at 3461 Atlanta Highway, Flowery Branch, Georgia 30542.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The
Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Hall County, Georgia, as well as the geographically adjacent counties, its primary service area.

The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market funds and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations will be the principal component of the Bank's income, so therefore prudent lending will be essential for the prosperity of the Bank.

The principal sources of income for the Bank will be interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank will be interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the Bank does not prove successful. The Bank does not presently offer trust or permissible securities services.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching went into effect permitting Georgia banks to establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Management intends to operate the

Bank so as to exceed the minimum Tier 1, risk-based and leverage capital ratios.

Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly under-capitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than
2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund
("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 4.3 cents per $100 of BIF insured deposits.

On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes discrimination in lending and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of establishing discrimination in lending were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, or (b) where there is no showing that the treatment was motivated by intent to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect on a protected class, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior written approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1998, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1998. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Reigle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions restricting competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.


Competition

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank has encountered strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that competitive pricing and personalized service provides it with a method to compete effectively in the primary service area.

Employees

As of March 1, 1999, the Bank had 10 full-time employees and no part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


ITEM 2.           DESCRIPTION OF PROPERTIES

         On February 4, 1998, the Company entered into a ground lease with M. Milton Robson, one of the Company's directors, for a 40- year ground lease of a
1.3359 acre tract of land located at 3461 Atlanta Highway in the City of Oakwood, Georgia. The tract of land is the site where the Company and the Bank intend to construct the main office of the Bank. Upon termination of the lease due to certain defaults by the lessees or normal expiration, the real property improvements (the building) will revert to and become the property of the lessor. Final termination is expected to occur in Summer, 2038, but could occur earlier if lessees default in the payment of rent for three consecutive months or fail to exercise the extension options.

         The directors of the Company have obtained two appraisals of the proposed site of the bank building and of the ground lease. Both appraisals determined that the rental under the ground lease was reasonable and at market rental rate for comparable ground leases. Copies of the appraisals, together with the ground lease agreement, were filed with the Department of Banking and the FDIC.

         The Company and the Bank plan to have a 10,000 square foot, two-story building constructed on the property for the Bank. There will be four teller stations inside and four drive through stations. There will also be a stand-alone automatic teller machine accessible by automobile. Management estimates that the cost of construction of the building will be approximately $1,389,874. The furniture, fixtures and equipment necessary for operation of the Bank are projected to cost approximately $350,000. Construction, equipping and occupancy of the bank building is projected to occur by September 1, 1999. The Bank opened for business on January 4, 1999, in a temporary building located on a portion of the site of the permanent bank building.


ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company. The Bank commenced banking activities on January 4, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

As of December 31, 1998, there was only one shareholder of record of the Company's common stock. As of January 4, 1999, 878,344 shares were issued to approximately 1,316 shareholders. There is no established trading market for the Company's common stock. The Company had one share of its common stock outstanding as of December 31, 1998 and 878,344 shares outstanding as of January 4, 1999. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

         The Company completed its initial stock offering by January, 1999, and 878,344 shares were sold in the offering, raising total capital of $8,783,440. From the capital raised, the Company paid the organizational debt incurred by the organizers, as well as the $85,000 originally loaned to the Company by the organizers. This debt repayment represented the payment of $51,735 of stock offering expenses, $49,975 of organization costs for the Company, and $552,869 of pre-opening operating expenses allocated to the Company. The pre-opening expenses were offset by $122,226 of income earned on stock subscriptions held in escrow during the stock offering. In addition, the Company capitalized the bank on

January 4, 1999 with $8,000,000 in return for 800,000 shares of common stock of the Bank, which is all of the Bank's outstanding stock.

         The Bank expended a portion of its capital to pay organizational costs and expenses incurred by the Company on behalf of the Bank prior to January 4, 1999. These expenses represented the payment of $35,620 of organizational expenses of the Bank, $185,724 for construction in process of the bank building, $44,016 for the purchase of equipment, and $9,422 of pre-opening operating expenses allocated to the Bank. Since opening in January, 1999, the bank has used the remainder of its capital in its normal banking operations.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was incorporated on February 13, 1998, for the purpose of becoming a bank holding company for the Bank. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on April 30, 1998, and DBF approval on April 28, 1998. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the Common Stock of the Bank. The Bank opened for business on January 4, 1999. The Company's plan of operation for 1999 consists primarily of gaining market share in the Bank's primary service area.

         During 1999, the Bank will continue to offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank will continue to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank will continue to offer night depository and bank-by-mail services and to sell traveler's checks (issued by an independent entity) and cashier's checks. The Bank does not anticipate offering trust and fiduciary services during 1999 and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

During 1999, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

Management believes the Company and Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during 1999 or in the foreseeable future. The Bank will accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

The Bank expects to complete construction of its banking facility by September 1, 1999. Construction costs are expected to be $1,389,874. In addition, furnishings and equipment cost are expected to be approximately $350,000. As of December 31, 1998, construction in process amounted to $186,000 which consisted primarily of architect fees and site preparation costs.

At December 31, 1998, the Company had completed an initial stock offering and had received $8,734,000 in stock subscriptions. These funds were held in escrow during the offering period. During this period, the Company earned $122,000 in interest on the escrow deposits.

During 1998, the Company incurred expenses of $603,000 in connection with issuing stock, obtaining regulatory approvals, organizing the Bank, and preparing Bank policies and procedures. All organization costs and pre-opening expenses were expensed during 1998 in accordance with the new accounting rules which require immediate recognition of such costs. The Bank began organizing their staff in the third and fourth quarters of 1998 in anticipation of opening the Bank. Salaries and benefits totaling $343,000 accounted for 57% of the expenses incurred in 1998. Other significant expenses included interest expense of $40,000, total lease expense of $93,000, and organization costs of $50,000. The accumulated deficit since inception is $537,000.

The Bank presently employs 10 full-time employees and no part-time employees. Management expects the Bank to employ approximately 13 employees and 1 part-time employee by the end of 1999. Significant increases in the number of employees above this level are not expected in the foreseeable future.


ITEM 7.           FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit 99.1 and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The following table sets forth the name of each director and Executive Officer of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last occupation, in the same or similar position for more than five years. Listed below are the directors and executive officers of the Company. Each director has served as a director of the Company since the formation of the Company on February 13, 1998, except C. Talmadge Garrison who was elected to the Board of Directors of the Company and the Board of Directors of the Bank on July 9, 1998. The Company's Bylaws provide that the Board of Directors is divided into three classes, with each class being as nearly equal in number as possible, and the directors serve for staggered three-year terms. The present term of office of each director in Class One will expire at the annual shareholders meeting of the Company to be held on June 9, 1999; the present term of office of each director in Class Two will expire at the annual shareholders meeting of the Company to be held in April, 2000; and the present term of office of each director in Class Three will expire at the annual shareholders meeting of the Company to be held in April, 2001. These persons will also serve as directors of the Bank for the same staggered terms. The Class in which each director belongs is indicated below. The effect of the Company's having a classified Board of Directors is that only approximately one-third of the members of the Board are elected each year, which effectively requires two annual meetings for the Company's shareholders to change a majority of the members of the Board. Executive Officers of the Company and the Bank who serve at the pleasure of the Board of Directors of the Company and the Bank, respectively, will be elected annually by the respective Boards of Directors.


Name [Class]                                Age      Principal Occupation
Gary H. Anderson                            47       Director;  Class 3. Mr.
                                                     Anderson is President and
                                                     C.E.O. of the Company and
                                                     holds the same  positions
                                                     with the Bank. He has been
                                                     a resident of Oakwood,
                                                     Hall County, Georgia since

                                                     1963. Mr. Anderson was born
                                                     in Clarkesville, Georgia in
                                                     1951. Mr. Anderson has over
                                                     23 years banking experience
                                                     in  Hall  County,  Georgia.
                                                     Mr. Anderson served as City
                                                     Vice-President for SunTrust
                                                     Bank of Northeast  Georgia,
                                                     Gainesville,  Georgia  from
                                                     1981  through   1996.   Mr.
                                                     Anderson  is a graduate  of
                                                     Gainesville College and C&S
                                                     Commercial  Lending School.
                                                     Mr.   Anderson   has   also
                                                     attended     the    Georgia
                                                     Banking   School   at   the
                                                     University  of Georgia.  He
                                                     is a member of the  Oakwood
                                                     Rotary Club,  Councilman of
                                                     the City of Oakwood,  and a
                                                     member of the Greater  Hall
                                                     Chamber  of  Commerce.  Mr.
                                                     Anderson   has   previously
                                                     served   on   many   civic,
                                                     social    and     community
                                                     organizations,    including
                                                     Hall County Boys Club Board
                                                     of  Directors,  Gainesville
                                                     College Foundation,  United
                                                     Way of Hall County, Oakwood
                                                     Development Authority.

Lowell S. (Casey)
 Cagle                                      33       Director; Class 3.  Mr.
                                                     Cagle is a native of Hall
                                                     County, Georgia, a seventh
                                                     generation resident.  Mr.
                                                     Cagle graduated from
                                                     Johnson High School and
                                                     attended Gainesville
                                                     College and Georgia
                                                     Southern University.  A
                                                     self-employed businessman,
                                                     Mr. Cagle is President
                                                     and co-owner of Strateia
                                                     Group Atlanta, Inc., a
                                                     management and business
                                                     consulting firm, which he
                                                     co-founded in July, 1996.
                                                     He is Tux of Class, which
                                                     he has operated for at
                                                     least the last five years.
                                                     Mr. Cagle is a member of
                                                     Westside Baptist Church,
                                                     Gainesville, Georgia.
                                                     Since 1994, Mr. Cagle has
                                                     been a Georgia State
                                                     Senator for the 49th
                                                     District, which includes
                                                     Hall County and portions
                                                     of Forsyth County.

Earl C. Gilleland                           53       Director; Class 2.  Mr.
                                                     Gilleland is a native of
                                                     Hall County, having
                                                     lived  his  entire  life in
                                                     South  Hall   County.   His
                                                     entire  business career has
                                                     been     with     Gilleland
                                                     Concrete   Company  and  in
                                                     1968 he became  sole  owner
                                                     and    President   of   the
                                                     company.   In   1997,   Mr.
                                                     Gilleland   sold  Gilleland
                                                     Concrete   to   a   Florida
                                                     company,  and he remains as
                                                     manager    of   the   local
                                                     company.  He is a member of
                                                     Poplar   Springs    Baptist
                                                     Church.

A. Terry Hayes                              45       Director; Class 2.  Mr.
                                                     Hayes has been a resident
                                                     of Jackson County, Georgia
                                                     for over 12 years.  Mr.
                                                     Hayes was born in DeKalb
                                                     County.  He is Manager of
                                                     Hayes Chrysler-Plymouth-
                                                     Dodge-Jeep in Oakwood,
                                                     Georgia.  Mr. Hayes has
                                                     worked in the family
                                                     business of Hayes Chrysler-
                                                     Plymouth-Dodge-Jeep in
                                                     Gwinnett County and Hall
                                                     County for over 25 years.
                                                     Mr. Hayes is a member of
                                                     the South Hall Rotary Club
                                                     and the Georgia Cattlemen's
                                                     Association.

Wm. David  Merritt                          49       Director;  Class 2. Mr.
                                                     Merritt is a long-time  (40
                                                     year)  resident of Hall
                                                     County,  Georgia.  Mr.
                                                     Merritt is  President/Owner
                                                     of Merritt Contracting,
                                                     Inc. since 1982;  President
                                                     /Owner of Lanier Leasing,
                                                     Inc. (leasing  construction
                                                     equipment and commercial
                                                     properties);  President of
                                                     MCI Management Company
                                                     since 1989;  Owner/Operator
                                                     of Paradise Springs Farm,
                                                     Inc. (a cattle farm in Hall
                                                     County).  Mr. Merritt is
                                                     also  Vice-President of
                                                     Gilleland & Merritt,  LLC,
                                                     a real  estate  development
                                                     company  and  developer  of
                                                     Windmill Subdivision  near
                                                     Clermont,  Georgia.  Mr.
                                                     Merritt is a member of the
                                                     Georgia Utility Contractors
                                                     Association and the Georgia
                                                     Highway Contractors
                                                     Association.  He is a
                                                     member of the Greater Hall
                                                     Chamber of Commerce.

Harold D. Nichols                           56       Director; Class 1.  Mr.
                                                     Nichols is a 38-year
                                                     resident of Hall County,

                                                     Georgia.  He has  been  the
                                                     Engineered  Products  Sales
                                                     Manager                  of
                                                     Macklanburg-Duncan,
                                                     Gainesville,  Georgia since
                                                     1969. He serves on the Hall
                                                     County  Parks  and  Leisure
                                                     Services  Board  and  is an
                                                     honorary deacon of Chestnut
                                                     Mountain Baptist Church. He
                                                     is   also   a   member   of
                                                     Gainesville  Masonic  Lodge
                                                     #219   and   is    actively
                                                     involved      in      youth
                                                     activities   in  the  local
                                                     schools.

James E. Palmour III                       62        Director; Class 3.  Mr.
                                                     Palmour was born in and is
                                                     a resident of Gainesville,
                                                     Hall County, Georgia,
                                                     and has been a resident for
                                                     all but four years of his
                                                     life.  He  graduated  from
                                                     Gainesville  High  School,
                                                     University  of Georgia and
                                                     Atlanta Law School.  Mr.
                                                     Palmour  has been an
                                                     attorney  at law since 1964
                                                     and has  practiced  general
                                                     law since that time with
                                                     the  exception  of the
                                                     period of 1976  through
                                                     1984 during which he was
                                                     Judge of the Superior Court
                                                     of the Northeastern
                                                     Judicial  Circuit.  Mr.
                                                     Palmour's  major field of
                                                     law is government  law and
                                                     he is attorney for the
                                                     City of  Gainesville,
                                                     Georgia,  White  County,
                                                     Georgia,  and the Barrow
                                                     County Airport Authority.
                                                     He is a member of the
                                                     Rotary Club of Gainesville,
                                                     State Bar of Georgia,
                                                     Gainesville- Northeastern
                                                     Bar Association, and has
                                                     previously served as a
                                                     member of the Lanier Area
                                                     Technical School Board.

Dr. Edward R. Quillian                      43       Director; Class 1.  Dr.
                                                     Quillian  is a  native  of
                                                     Hall  County,  Georgia.  He
                                                     graduated  from the
                                                     University of Georgia
                                                     School of Veterinary
                                                     Medicine in 1983. Dr.
                                                     Quillian was a partner in
                                                     the  Cumming  Veterinary
                                                     Clinic  from  1983 to 1987.
                                                     He has  been CEO/Owner of
                                                     Quillian Family Pet Clinic
                                                     in Oakwood,  Georgia since
                                                     1987. He is a Trustee of
                                                     the  Gainesville College
                                                     Foundation.  He is also a
                                                     member  of the American
                                                     Animal Hospital Association
                                      19

                                                     Georgia Veterinary Medical
                                                     Association, American
                                                     Veterinary Medical
                                                     Association, and the
                                                     Georgia Academy of
                                                     Veterinary Practice.

M. Milton Robson                            56       Director; Class 1.  Mr.
                                                     Robson has been a resident
                                                     of Hall  County,  Georgia
                                                     for over 50 years.  He
                                                     has resided in south Hall
                                                     County for over 25 years.
                                                     Mr. Robson founded Milton's
                                                     Institutional Foods in
                                                     1962, which he sold in 1995
                                                     to Progressive Food
                                                     Services.  Mr. Robson is
                                                     the owner of Mule Camp
                                                     Springs,  a commercial
                                                     retail  center,  in
                                                     Gainesville,  Georgia and
                                                     is the  owner/developer of
                                                     Robson  Crossing  Shopping
                                                     Center in Oakwood, Georgia.
                                                     He is Vice-President  of
                                                     Prime Pak Foods,  Inc., a
                                                     wholesale frozen meat
                                                     distributor, which he
                                                     founded in 1975.

Donald W. Smith                             45       Director; Class 3.  Mr.
                                                     Smith is a native of Hall
                                                     County,  Georgia.  He is a
                                                     1975  graduate of West
                                                     Georgia  College.  Mr.
                                                     Smith is President and
                                                     Owner of Arrow Auto Sales,
                                                     and he has over 19 years
                                                     experience  in retail auto
                                                     sales.  He is  President
                                                     of Arrow Mitsubishi  in
                                                     Gainesville,  Georgia,  and
                                                     he also has served as
                                                     President  of Oakwood Arrow
                                                     Auto Auction since 1990.
                                                     Mr. Smith is a past
                                                     President and serves on the
                                                     Board of Directors of the
                                                     Georgia  Automobile Dealers
                                                     Association.  Mr. Smith is
                                                     a member of the Gainesville
                                                     Jaycees and the Greater
                                                     Hall  Chamber of Commerce.

C. Talmadge Garrison                        66       Director; Class 2.  Mr.
                                                     Garrison,  a native of Hall
                                                     County and a graduate of
                                                     The  University  of
                                                     Georgia, has been in the
                                                     banking industry for over
                                                     33 years. Prior to his
                                                     recent retirement he was
                                                     associated  with  First
                                                     National  Bank and  First
                                                     National Bancorp,  Inc.
                                                     of  Gainesville,  Georgia.
                                                     He is an honor graduate of
                                                     the Bank Administration
                                                     Institute held at the

                                              University of Wisconsin and has
                                              passed the Uniform Examination of
                                              Certified Public  Accountants.  As
                                              a member of Lakewood  Baptist
                                              Church he has served as a
                                              deacon  and on the  Board of
                                              Trustees.  Mr.  Garrison  has been
                                              a member of the Gainesville and
                                              Lakeside Civitan Clubs where he
                                              held numerous offices.

Jeanie Bridges                       51       Ms. Bridges serves as Treasurer,
                                              Chief Accounting Officer and Chief
                                              Financial Officer of the Company.
                                              She also serves as Senior Vice
                                              President/Chief Operations Officer
                                              of the Bank.  Ms. Bridges was born
                                              in Guilford County, North Carolina
                                              but has lived in Georgia since her
                                              teens.  She resided in the metro
                                              Atlanta area for 20 years, Hall
                                              County for 10 years and now lives
                                              in White County.  She attended
                                              Gainesville College and the
                                              Georgia Banking School at the
                                              University of Georgia.  She served
                                              on the Gainesville Planning
                                              Commission and the Gainesville
                                              Park and Recreation Board of
                                              Directors.  Until resigning
                                              to take her position with the
                                              Company, Ms. Bridges was employed
                                              with SunTrust Bank, Northeast
                                              Georgia, N.A. since March, 1986 in
                                              many capacities, from lender of
                                              consumer and mortgage loans to
                                              Branch Administrator. Prior to her
                                              resignation, she was First Vice
                                              President, Security Officer, and
                                              Compliance Officer. Ms. Bridges is
                                              a member of the First Baptist
                                              Church of Cleveland and the Truth
                                              Seekers Sunday School Class.  She
                                              is also a member of the Georgia
                                              Department of Labor Advisory
                                              Council and is involved in
                                              Financial Women International
                                              (formerly NABW) and the White
                                              County League of Women
                                              Voters.

Christopher D. England               41       Mr. England serves as Senior Vice
                                              President and Chief Lending
                                              Officer of the Bank.  Mr. England
                                              is a native of South Hall County,
                                               born in Gainesville in 1958.
                                               He has
                                               over 13  years  of  banking
                                               and lending  experience  in
                                               Hall County,  Georgia.  Mr.
                                               England  has served as Vice
                                               President     of     Lanier
                                               National     Bank     since
                                               February, 1992. His lending
                                               experience   includes  both
                                               commercial   and   consumer
                                               loans.    Before    joining
                                               Lanier  National  Bank,  he
                                               was    employed    by   The
                                               Citizens Bank, Gainesville,
                                               Georgia, from 1984 to 1992.
                                               He    progressed    through
                                               management          serving
                                               initially  as  a  collector
                                               before being  promoted into
                                               lending.  His  last  duties
                                               there  were Vice  President
                                               and  Branch  Manager of the
                                               Main Office. Mr. England is
                                               a 1980  graduate of Georgia
                                               Tech,     receiving     his
                                               Bachelor of Science degree.
                                               He is  also a  graduate  of
                                               the  C&S  Consumer  Lending
                                               School,     the     Georgia
                                               Banker's   School   at  the
                                               University of Georgia,  and
                                               the   Graduate   School  of
                                               Banking  of  the  South  at
                                               LSU.    His    civic    and
                                               community       involvement
                                               include  serving  or having
                                               served on the boards of the
                                               Gainesville College Foundation,
                                               the Gainesville-Hall County
                                               Neighborhood Revitalization,
                                               Inc.,  the Gainesville-Hall
                                               County Board  of   Realtors, the
                                               Greens     Committee     of
                                               Chicopee Woods Golf Course,
                                               and the Hall  County  March
                                               of   Dimes.   He  has  also
                                               served as McEver Elementary
                                               School PTO Treasurer and is
                                               a member of the Gainesville
                                               Lions Club.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers. No director is a director of another bank or bank holding company. James E. Palmour, III provided legal services to the Company during 1998, and it is anticipated he will provide legal services to the Company during 1999.

ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers, except for executive officers that were to serve also as officers of the Bank. After the Bank commenced operations, the Company no longer separately compensated such executive officers. The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal year 1998. No other executive officer received compensation in excess of $100,000.

                           Summary Compensation Table

                               Annual Compensation


                                                                       Long Term
                                                                      Compensation
                                                                         Awards

Name and                                             Other Annual      Securities        All Other
Principal         Fiscal                             Compensation      Underlying      Compensation
Position          Year    Salary ($) Bonus ($)             ($)         Options (#)          ($)
---------         ------  ---------- ---------       ------------      -----------     ------------
Gary H.
  Anderson        1998    105,000           0              --(1)                           3120(2)

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.
(2) The Company provided Mr. Anderson with a $500,000 term life insurance policy; the premium paid by the Company in 1998 was $3,120. In addition, pursuant to Mr. Anderson's employment agreement, Mr. Anderson will be entitled to severance pay equal to one month's pay for each year employed by the Bank in the event of termination of his employment.


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                        Number of
                                                        Securities       Value of
                                                        Underlying       Unexercised
                                                        Unexercised      In-the-Money
                                                        Options at       Options at
                                                        FY-End(#)        FY-End($)
                  Shares Acquired                       Exercisable/     Exercisable/
Name              on Exercise (#)  Value Realized($)    Unexercisable    Unexercisable
Gary H. Anderson         0                -             15,000/0          0/-
President and
Chief Executive
Officer



Employment Agreement

         Gary H. Anderson has an employment agreement with the Company and the Bank under which he serves as President and Chief Executive Officer of the Company and of the Bank. The employment agreement provides for an initial term of three years and can be extended annually by the Company and the Bank at the end of each year of the term for an additional year, so that the remaining term shall continue to be three years. Mr. Anderson is paid an annual salary of $105,000. Once the Bank begins operations he will also be entitled to certain performance bonuses. The criteria for earning performance bonuses will be established by the Board of Directors.

         Under Mr. Anderson's employment agreement, he also has been granted, at no cost to him for the option grant, the option to purchase 15,000 shares of Common Stock of the Company at the price of the lesser of $10.00 or book value of the stock during the first five (5) years of operation of the Bank.

         Mr. Anderson also receives health insurance with dependents coverage and disability insurance paid in full by the Bank. The Company maintains a term life insurance policy on Mr. Anderson providing for death benefits in the amount of $500,000 payable to the Company and $500,000 payable to Mr. Anderson's family. He receives a mid-size automobile to be used primarily for business purposes, and the Bank pays operating, maintenance and insurance expenses for the automobile. The Bank pays monthly membership dues for Mr. Anderson at all service organizations and professional associations.

     If the Company terminates Mr. Anderson's employment, the Company will be obligated to pay him severance pay equal to one year's base salary and insurance benefits. If Mr. Anderson's employment is terminated due to a sale, merger or other change of control of the Company or the Bank, the Company will be obligated to pay him severance pay equal to two times his then existing annual base salary. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

         In addition, Mr. Anderson's employment agreement provides that following termination of his employment with the Bank and for a period of twelve months thereafter if terminated without cause and for a period of six months thereafter if terminated for cause, Mr. Anderson may not: (i) be employed in the banking business or any related field thereto in Oakwood, Georgia or Hall County, Georgia, (ii) solicit customers of the Bank for the purpose of providing financial services; (ii) solicit employees of the Bank for employment; (iv) furnish anyone or use any list of customers of the Bank for banking purposes; or
(v) furnish, use or divulge to anyone any information acquired by him from the Bank relating to the Bank's methods of doing business.

     Mr. Anderson also receives other employment benefits under his employment agreement with the Company and the Bank as spelled out in his employment agreement.

Director Compensation

         The Company and the Bank presently do not compensate any of their directors for their services as directors. The directors of the Company and the Bank presently do not receive a fee for attending Board meetings.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the shares of voting common stock of the Company, which is the only class of stock outstanding, beneficially owned as of March 15, 1999,(i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and named executive officers and (iii) by all directors and executive officers of the Company as a group.

                                   Amount and
                                    Nature of
Name and Address                    Beneficial                  Percentage
of Beneficial Owner                 Ownership                   Ownership
Gary H. Anderson                    21,010(1)                       2.35%(2)
Director/President
and C.E.O.
4006 Covey Trail
Oakwood, GA  30566





Lowell S. (Casey)                    5,000                           .57%
  Cagle
Director/Chairman
4615 Hunters Court
Gainesville, GA  30507

Earl C. Gilleland                   40,000                          4.55%
Director
3997 Sloan Mill Road
Gainesville, GA  30507

A. Terry Hayes                       5,200(3)                        .59%
Director
Highway 332
P. O. Box 357
Hoschton, GA  30548

Wm. David Merritt                   20,000(4)                       2.28%
Director
6620 Stringer Road
Clermont, GA  30527

Harold D. Nichols                    2,000                           .23%
Director
4431 Benefield Road
Braselton, GA  30517

James E. Palmour III                 6,500(5)                        .74%
Director/Secretary
255 Sorrento Circle, N.W.
Gainesville, GA  30506

Dr. Edward R. Quillian               4,200(6)                        .49%
Director
4207 Bob White Lane
Oakwood, GA  30566

M. Milton Robson                    36,200(7)                       4.12%
Director
3509 Tanners Mill Circle
Gainesville, GA  30507

Donald W. Smith                     10,500(8)                       1.20%
Director/Vice Chairman
4129 Cherokee Trail
Gainesville, GA  30504

C. Talmadge Garrison                12,000(9)                       1.37%
4074 Cochran Road
Gainesville, GA  30506







Jeanie Bridges                      10,000(10)                 1.13%(11)
Treasurer, C.A.O. and
  C.F.O.
100 Sang Road
Cleveland, GA  30528

Christopher D. England               5,800(12)                  .66%(13)
Senior Vice President and
  Chief Lending Officer
5506 Stone Trace
Gainesville, GA  30504

All current directors              178,410                    19.86%(2)(11)(13)
and executive officers as
a group (13 persons)

------------------------
(1) Includes 450 shares owned jointly by Mr. Anderson and his spouse, over which shares Mr. Anderson has investment and voting power; also includes 15,000 shares that are subject to options granted Mr. Anderson under his employment agreement.

(2) In calculating percentage ownership, includes 15,000 shares subject to options granted Mr. Anderson in calculating total outstanding stock of the Company and number of shares beneficially owned by Mr. Anderson.

(3) Includes 5,100 shares held in Mr. Hayes' IRA and 100 shares held in the IRA of Mr. Hayes' wife, over all of which shares Mr. Hayes has investment and voting power.

(4) Includes 800 shares held in Mr. Merritt's IRA and 800 shares held in the IRA of Mr. Merritt's wife, over all of which shares Mr. Merritt has investment and voting power.

(5) Includes 500 shares owned by Mr. Palmour's wife, over which shares Mr. Palmour has investment and voting power.

(6) Includes 2,000 shares owned jointly by Dr. Quillian and his mother, 2,000 shares owned jointly by Dr. Quillian and his wife, and 200 shares owned by Dr. Quillian as custodian for his minor children, over all of which shares Dr. Quillian has investment and voting power.

(7) Includes 1,200 shares owned by Mr. Robson's wife, over which shares Mr. Robson has investment and voting power. Does not include: 3,000 shares owned by Mr. Robson's adult children; 2,000 shares owned by Mr. Robson's adult son-in-law, 2,000 shares owned by Mr. Robson's adult daughter-in-law, 4,500 shares owned by Mr. Robson's adult daughter, as custodian for his minor grandchildren, and 4,500 shares owned by Mr. Robson's adult son as custodian for his minor grandchildren, over all of which shares Mr. Robson asserts no voting or investment power.

(8) Includes 1,000 shares held in Mr. Smith's IRA, 200 shares owned by Mr. Smith's minor daughter, and 300 shares owned by Oakwood's Arrow Auto Auction, over all of which shares Mr. Smith has investment and voting power. Does not include 400 shares owned by Mr. Smith's adult daughters, over which Mr. Smith asserts no voting or investment power.

(9) Includes 2,000 shares owned jointly by Mr. Garrison and his adult children, over which shares Mr. Garrison has investment and voting power. Does not include 500 shares owned by Mr. Garrison's adult children, over which shares he asserts no voting or investment power.

(10) Includes 5,000 shares held in Ms. Bridges' IRA, over which shares Ms. Bridges has investment and voting power; also includes 5,000 shares that are subject to options granted Ms. Bridges under her employment agreement.

(11) In calculating percentage ownership, includes 5,000 shares subject to options granted Ms. Bridges in calculating total outstanding stock of the Company and number of shares beneficially owned by Ms. Bridges.

(12) 800 shares are held in Mr. England's IRA, over which shares Mr. England has investment and voting power; also includes 5,000 shares that are subject to options granted Mr. England under his employment agreement.

(13) In calculating percentage ownership, includes 5,000 shares subject to options granted Mr. England in calculating total outstanding stock of the Company and number of shares beneficially owned by Mr. England.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank. All loans or other extensions of credit were made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and are believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. Since the Bank did not begin doing business until January 4, 1999, as of December 31, 1998 there were no loans to executive officers and directors of the Company and the Bank, principal shareholders of the Company, and affiliates of such persons.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements/

         The consolidated financial statements, notes thereto and independent auditors' report thereon, are filed as Exhibit 99.1 hereto, and made a part hereof.

         2.       Exhibits

         Exhibit Numbers

                                                                    Sequential
                                                                    Page Number

         3.1*         Articles of Incorporation                          --
         3.2*         Bylaws                                             --
         10.1*+       Employment Contract between Gary H.
                      Anderson and the Company                           --
         21.1         Subsidiaries of the Company.  The
                      sole subsidiary of the Company is
                      Southern Heritage Bank,
                      Oakwood, Georgia, which is
                      wholly-owned by the Company                        --
         27.1         Financial Data Schedule                            32
         99.1         Consolidated Financial Statements
                      of the Company                                     47

------------------------
                  *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-47291) and such documents are incorporated herein by reference.

                  +Item 10.1 is an employment-compensatory agreement.


(b)      Reports on Form 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.


SOUTHERN HERITAGE BANCORP, INC.


By:  s/Gary H. Anderson
         Gary H. Anderson
         President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

         Signature                                            Title


s/Gary H. Anderson                                Director; President and C.E.O.
Gary H. Anderson


s/Jeanie Bridges                                  Treasurer; C.A.O. and C.F.O
Jeanie Bridges


s/Lowell S. (Casey) Cagle                         Director; Chairman
Lowell S. (Casey) Cagle


s/C. Talmadge Garrison                            Director
C. Talmadge Garrison


s/Earl C. Gilleland                               Director
Earl C. Gilleland


s/A. Terry Hayes                                  Director
A. Terry Hayes


s/Wm. David Merritt                               Director
Wm. David Merritt


s/Harold D. Nichols                               Director
Harold D. Nichols

                       [SIGNATURES CONTINUED ON NEXT PAGE]
s/James E. Palmour III                               Director; Secretary
James E. Palmour III


_______________________                              Director
Dr. Edward R. Quillian


s/Milton Robson                                      Director
M. Milton Robson


________________________                             Director
Donald W. Smith



Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting
Issuers:

No annual report to security holders covering the registrant's 1998 fiscal year or proxy material with respect to an annual meeting of security holders for 1999 has been or will be sent to security holders of the registrant, since the registrant is not presently required to provide security holders an annual report or proxy material. The registrant does intend in May, 1999 to furnish its security holders summary financial information for its fiscal year ended
December 31, 1998 and the notice of its annual meeting of shareholders to be held on June 9, 1999.

                                                                    EXHIBIT 99.1


                           SOUTHERN HERITAGE
                                BANCORP

                     (A Development Stage Company)

                            FINANCIAL REPORT

                           DECEMBER 31, 1998

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            Page

INDEPENDENT AUDITOR'S REPORT..................................................1

FINANCIAL STATEMENTS

     Balance sheet............................................................2
     Statement of loss for year ended
       December 31, 1998 and period
       from February 24, 1997, date
       of inception, to December 31, 1998.....................................3
     Statement of stockholders' equity
       (deficit) for year ended December 31, 1998
        and period from February 24, 1997, date of
        inception, to December 31, 1998.......................................4
     Statement of cash flows for year ended
        December 31, 1998 and period
        from February 24, 1997, date of
        inception, to December 31, 1998.......................................5
     Notes to financial statements.........................................6-12

                          INDEPENDENT AUDITOR'S REPORT

-------------------------------------------------------------------------------


To the Board of Directors
Southern Heritage Bancorp
Oakwood, Georgia


     We have audited the accompanying balance sheet of Southern Heritage Bancorp, a development stage company, as of December 31, 1998, and the related statements of loss, stockholders' equity (deficit), and cash flows for the year ended December 31, 1998 and the period from February 24, 1997, date of inception, to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Heritage Bancorp as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from February 24, 1997, date of inception, to December 31, 1998, in conformity with generally accepted accounting principles.

     As described in Note 1 to the financial statements, the Company changed its method of accounting for organization costs.

                                             s/MAULDIN & JENKINS, LLC


Atlanta, Georgia
March 16, 1999

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                     Assets
Cash                                                       $              3,640
Interest-bearing deposits                                             7,977,209
Premises and equipment                                                  229,740
Other receivables                                                       189,422
Deferred organization costs                                              35,620
                                                         ----------------------

         Total assets                                     $           8,435,631
                                                         ======================

                   Liabilities and Stockholders' Equity

Accounts payable                                          $             240,888
                                                         ----------------------

Commitments and contingent liabilities
Stokholders' equity
    Common stock, $5.00 par value; 1,000,000 shares
        authorized; 878,344 subscribed                    $           4,391,720
    Capital surplus                                                   4,339,985
    Deficit accumulated during the development stage                   (536,962)
                                                         ----------------------

          Total stockholders' equity                                  8,194,743
                                                         ----------------------

          Total liabilities and stockholders' equity     $           8,435,631
                                                         ======================



See Notes to Financial Statements.

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                               STATEMENTS OF LOSS
            FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD FROM
           FEBRUARY 24, 1997, DATE OF INCEPTION, TO DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                                                  Period from
                                                              February 24, 1997,
                                                                   Date of
                                    For Year Ended              Inception, to
                                   December 31, 1998           December 31, 1998
                                 -----------------------     -------------------
Income                           $            122,226        $          122,226
                                 -----------------------     ------------------

Expenses
    Interest expense             $             40,157        $           44,750
    Salaries and employee
       benefits                               342,913                   360,413
    Other expenses                            156,599                   190,850
                                 -----------------------     ------------------
                                              539,669                   596,013
                                 -----------------------     ------------------

Net loss before cumulative
effect of change in accounting
principle                        $           (417,443)       $         (473,787)

Cumulative effect of a change
in accounting principle                       (63,175)                  (63,175)
                                 -----------------------     -------------------

Net loss                         $           (480,618)       $         (536,962)
                                 =======================     ===================



See Notes to Financial Statements.

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         PERIOD FROM FEBRUARY 24, 1997,
                     DATE OF INCEPTION, TO DECEMBER 31, 1998

--------------------------------------------------------------------------------


                                                                                      Deficit
                                                                                     Accumulated
                                                                                      During the              Total
                                 Common Stock Subscribed           Capital           Development          Stockholders'
                            -----------------------------------
                               Shares           Par Value          Surplus              Stage            Equity (Deficit)
                            -------------   -----------------  -----------------   -----------------     -----------------
Balance, February 24, 1997,
(date of inception)                  --    $            --   $             --    $           --        $            --
    Net loss                         --                 --                 --           (56,344)               (56,344)
                           -------------   -----------------  -----------------   -----------------     -----------------
Balance, December 31,
  1997                               --                 --                  --          (56,344)               (56,344)
Common stock subscriptions      878,344          4,391,720           4,391,720               --              8,783,440
Stock offering cost                  --                 --             (51,735)              --                (51,735)
Net loss                             --                 --                  --          (480,618)             (480,618)
                           -------------   -----------------  -----------------   -----------------     -----------------
Balance, December 31,
  1998                          878,344    $     4,391,720   $       4,339,985    $     (536,962)      $     8,194,743
                           =============   =================  =================   =================     =================





See Notes to Financial Statements.

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE
                         PERIOD FROM FEBRUARY 24, 1997,
                     DATE OF INCEPTION, TO DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                                                  Period from
                                                               February 24, 1997,
                                                                    Date of
                                         For Year Ended         Inception, to
                                        December 31, 1998      December 31, 1998

                                        ------------------    ------------------
OPERATING ACTIVITIES
   Net loss                            $         (480,618)    $        (536,962)
   Adjustments to reconcile net
   loss to net cash
   used in operating activities:
   Depreciation                                     9,107                 9,422
   Increase in other receivables                 (143,281)             (189,422)
   Increase in accounts payable                   219,748               240,888
                                       ------------------     ------------------

Net cash used in operating activities            (395,044)             (476,074)
                                       ------------------     ------------------

INVESTING ACTIVITIES
Increase) decrease in deferred
  organization costs                               27,555               (35,620)
Purchase of premises and equipment               (170,840)             (239,162)
Increase in interest-bearing deposits          (7,977,209)           (7,977,209)
                                       ------------------     ------------------

Net cash used in investing activities          (8,120,494)           (8,251,991)
                                       ------------------     ------------------

FINANCING ACTIVITIES
Proceeds from line of credit                      622,539               849,954
Repayment of line of credit                      (849,954)             (849,954)
Proceeds from organizers                               --                85,000
Repayment to organizers                                --               (85,000)
Proceeds from common stock subscriptions        8,783,440             8,783,440
Stock offering cost                               (49,490)              (51,735)
                                       ------------------     ------------------

Net cash provided by
 financing activities                           8,506,535             8,731,705
                                       ------------------     ------------------

Net increase (decrease) in cash                    (9,003)                3,640

Cash at beginning  of period                       12,643                    --
                                       ------------------     ------------------

Cash at end of year                    $            3,640     $           3,640
                                       ==================     ==================



See Notes to Financial Statements.

                            SOUTHERN HERITAGE BANCORP
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

                     Southern Heritage Bancorp, Inc. (the "Company") was formed on February 13, 1998 for the purpose of becoming a bank holding company. The Company acquired 100% of the outstanding common stock of Southern Heritage Bank (the "Bank") on January 4, 1999, which will operate as a full service community bank in Oakwood, Georgia. The Bank received final regulatory approvals from the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation on December 23, 1998 to begin banking operations.

                     Activities since inception have consisted of the Company's and the Bank's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

                     Significant Accounting Policies

                    Basis of Presentation

                     The statements have been prepared on the accrual basis in accordance with generally accepted accounting principles.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Premises and Equipment

                     Premises and equipment are carried at cost less accumulated depreciation computed by the straight-line method over the estimated life of the assets.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

                  Significant Accounting Policies (Continued)

                    Deferred Organization Costs

                     Costs incurred for the organization of the Bank are shown as deferred organization costs in the balance sheet at December 31, 1998, and will be included in the operating results of the Bank. These costs will be expensed immediately upon capitalization of the Bank.

                     Stock offering costs, consisting of direct, incremental costs of the stock offering incurred to date, have been charged to capital surplus.

                    Income Taxes

                     The Company will be subject to Federal and State income taxes when taxable income is generated. No income taxes have been accrued because of operating losses incurred during the pre-opening period.

                    Losses Per Common Share

                     Losses per common share are computed by dividing the net loss by the weighted average number of common shares outstanding. There were no shares issued and outstanding for the period from inception through December 31, 1998. The net loss per common share, assuming all 878,344 shares were outstanding for the period from inception through December 31, 1998, would be $.61 per share.

                    Fiscal Year

                     The Company has adopted a calendar year for both financial reporting and tax reporting purposes.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

                  Cumulative Effect of a Change in Accounting Principle

                     In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During 1998, the Company wrote off $63,175 of unamortized organization costs upon adoption of SOP 98-5. As of December 31, 1997, the Company had capitalized all organization costs with the intent of amortizing the costs over a five year period upon commencement of banking operations.

                  Recent Accounting Pronouncements

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

                     Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's operations or financial position.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 2.  OTHER RECEIVABLES AND ACCOUNTS PAYABLE

                     Other receivables at December 31, 1998 consists of prepaid expenses of $1,154, stock subscriptions receivable of $49,500, and expenditures totaling $138,768 to be recorded in the Bank upon capitalization. These expenditures include premises, equipment, and prepaid amounts which will be capitalized and amortized over the expected life of the assets, and expenses directly related to the Bank which will be expensed immediately upon capitalization. Accounts payable at December 31, 1998 includes the $138,768 of expenditures payable by the Company on behalf of the Bank, $100,000 subscription cancellation, and $2,120 escrow agent fees.


NOTE 3.  PREMISES AND EQUIPMENT

                     Premises and equipment consisted of the following at December 31, 1998:

       Leasehold improvements                                  $         11,390
       Furniture and equipment                                           42,048
       Construction in progress                                         185,724
                                                              -----------------
                                                                        239,162
       Less accumulated depreciation                                     (9,422)
                                                               -----------------
                                                               $        229,740
                                                               =================

                     Depreciation expense for the period from inception to December 31, 1997 and for the year ended December 31, 1998 was $315 and $9,107, respectively.

                     The Company plans to build the main office building at their current location. Expenses have been incurred related to architectural fees for the design of this building and for site preparation, and have been capitalized as construction in progress. Upon final completion of the building, the amounts will be included in premises and equipment and will be depreciated over the estimated useful life of the building.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 4.  LINE OF CREDIT

                     Pre-opening expenses were funded by proceeds from a line of credit with a third party financial institution. At December 31, 1998, there was no outstanding balance under the line of credit. The line of credit in the amount of $850,000 was paid in full during 1998.


NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

                     Employee Agreements

                     The Bank entered into an employment agreement with the President/Chief Executive Officer on November 5, 1997. The employment agreement provides for a three year term and is annually renewable thereafter. The President will be paid an initial base annual salary of $105,000. Once the Bank begins operations, he will also be entitled to certain performance bonuses based on regulatory ratings of the Bank and deposit growth, return on average assets ("ROA"), and return on average equity ("ROE") of the Bank for the year. Based on these factors, the calculated bonus may range from 0 to 50% of the base salary.

                     Further, the employment agreement requires the President to purchase 6,000 shares of the initial offering of Common Stock of the Company at the same time as the other initial directors. The President will also have the right to purchase an additional 15,000 shares at book value or $10.00 per share, whichever is less, for the first five years of employment, and if not extended by the Board, not to exceed ten years.

                     The Bank also entered into an employment agreement with the Senior Vice President/Chief Lending Officer of the Bank on January 1, 1998. The employment agreement provides for a two year term and is annually renewable thereafter. The Senior Vice President/Chief Lending Officer will be paid an initial base annual salary of $63,500. Once the Bank begins operations, the employee will also be entitled to certain performance bonuses based upon mutually agreed upon goals such as a pre-determined formula consisting of regulatory compliance, deposit growth, and other factors. Based on these factors, the calculated bonus may range from 0 to 15% of the base salary. Further, the contract gives the Senior Vice President/Chief Lending Officer the right and option to purchase 5,000 shares of the Company's common stock at book value or $10.00 per share, whichever is less, for the first five years of employment and if extended by the Board, not to exceed ten years.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

                     On January 7, 1998, the Bank entered into an employment agreement with the Senior Vice President/Chief Operations Officer of the Bank. The agreement provides for a three year term and is annually renewable thereafter. The Senior Vice President/Chief Operations Officer will receive an annual salary of $65,000 for the first twelve months. Thereafter, annual performance reviews will determine the amount of increase in the initial base salary. Once the Bank begins operations, the employee will be entitled to performance bonuses ranging from 0 to 15% of the annual base salary. In addition, the employee shall have the right and option to purchase 5,000 shares of the Company's common stock at book value or $10.00 per share, whichever is less, for the first five years of employment and, if extended by the Board, not to exceed ten years.

                     Leases

                     On June 1, 1997, the Bank entered into a lease agreement with Bank and Business Systems, Inc. for a temporary office facility. The lease called for monthly rent in the amount of $3,800 plus taxes for a twelve month term payable in advance ($45,600). This amount was paid by the Company in 1997.

                     At the end of the twelve months, the Company had the option to lease the temporary facility on a month-to-month basis for $3,800 plus taxes of $266.

                     Total rental expense for the period from inception to December 31, 1997 and for the year ended December 31, 1998 was $69,768.

                     In addition, the lease requires the Company to maintain insurance on the temporary facility as well as on its contents.

                     On February 4, 1998, the Company entered into a lease with a related party (an organizer and a director of the Company) for the land which will be the site of the permanent facility. The lease calls for a twenty year term (beginning on the rent commencement date) which can be extended for four additional periods of five years each. The base annual rent is $40,000, payable in monthly installments of $3,333.33 each. Beginning on the first day of the fourth Lease Year and on the first day of each Lease Year thereafter ("Change Date"), Rent shall increase by the percentage by which the Average CPI for the previous Lease Year exceeds the Average CPI for the year preceding the previous Change Date, but not to exceed 5% in any event. In no event shall Rent be less than it was for the prior Lease Year. For this lease, the "Average CPI" shall be the average monthly Consumer Price Index for the particular Lease Year in question during the Term of this Lease. The Company is responsible for all property taxes.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

                     Leases (Continued)

                     Total land lease expense for the year ended December 31, 1998 and the period from inception to December 31, 1998 was $23,000.

                     The total minimum rental commitment at December 31, 1998 is due as follows:

               During the year ending December 31,
                1999                                           $          40,000
                2000                                                      40,000
                2001                                                      40,000
                2002                                                      40,000
                2003                                                      40,000
                Due thereafter                                           577,000
                                                              ------------------
                                                               $         777,000
                                                              ==================


NOTE 6.  YEAR 2000 DISCLOSURES

                   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
                   (1) failure of any of the Company's systems will not have a material impact on operations, or (2) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

                          NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 7.  COMMON STOCK OFFERING

                     The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 800,000 and a maximum of 1,000,000 shares of the Company's $5.00 par value common stock at $10 per share. As of December 31, 1998, the Company had received subscriptions to purchase 878,344 shares of its common stock for an aggregate purchase price of $8,783,440. The offering was completed on December 31, 1998 and all proceeds were disbursed from escrow on January 4, 1999.