Form 10QSB
period 1999-03-31
SOUTHERN HERITAGE BANCORP
filed 1999-05-14
CIK 1056238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 1999

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 333-47291

                         Southern Heritage Bancorp, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                        58-2352014
-------------------------------               ----------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
                    (Address of principal executive offices)

                                 (770) 531-1240
                           (Issuer's telephone number)

                                       N/A
         --------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X_____ No ___________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ________    No__________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 878,344; $5.00 par value.

Transitional Small Business Disclosure Format (Check One)  Yes ______ No ___X___

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX


                                                                           Page

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

           Consolidated Balance Sheet - March 31, 1999.......................3

           Consolidated Statement of Operations and
           Comprehensive Loss - Three Months Ended
           March 31, 1999....................................................4

           Consolidated Statement of Cash Flows - Three
           Months Ended March 31, 1999.......................................5

           Notes to Consolidated Financial Statements........................6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............7


PART II.   OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K.........................9

           Signatures.......................................................10

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     Assets

Cash and due from banks                                    $          1,483,852
Federal funds sold                                                   10,760,000
Securities available-for-sale, at fair value                          1,752,973

Loans                                                                 3,952,554
Less allowance for loan losses                                           62,000
                                                          ---------------------
          Loans, net                                                  3,890,554
                                                          ---------------------

Premises and equipment                                                  370,694
Other assets                                                             45,440
                                                          ---------------------

          Total assets                                     $         18,303,513
                                                          =====================


                   Liabilities and Stockholders' Equity

Deposits
    Demand                                                 $            961,432
    Interest-bearing demand                                             992,455
    Savings                                                           1,022,386
    Time                                                              7,392,347
                                                          ---------------------
          Total deposits                                             10,368,620
Other liabilities                                                        18,449
                                                          ---------------------
          Total liabilities                                          10,387,069
                                                          ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5.00; 1,000,000 shares
      authorized; 878,344 shares issued
      and outstanding                                                 4,391,720
    Capital surplus                                                   4,339,985
    Accumulated deficit                                                -816,058
    Accumulated other comprehensive income                                  797
                                                          ---------------------
          Total stockholders' equity                                  7,916,444
                                                          ---------------------

          Total liabilities and stockholders' equity       $         18,303,513
                                                          =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

Interest income
    Loans                                                   $            73,109
    Taxable securities                                                    1,985
    Federal funds sold                                                  105,814
                                                           --------------------
    Total interest income                                               180,908

Interest expense on deposits                                             37,112
                                                           --------------------

    Net interest income                                                 143,796
Provision for loan losses                                                62,000
                                                           --------------------
    Net interest income after provision for loan losses                  81,796
                                                           --------------------

Other operating income                                                    8,168
                                                           --------------------

Other expenses
    Salaries and other employee benefits                                126,442
    Occupancy and equipment expenses                                     48,603
    Other operating expenses                                            194,015
                                                           --------------------
                                                                        369,060
                                                           --------------------

    Net loss before income taxes                                       -279,096

Income tax expense                                                            0
                                                           --------------------

    Net loss                                                 $         -279,096

Other comprehensive income:
    Unrealized gains on securities available-for-sale
       arising during period                                                797
                                                           --------------------

    Comprehensive loss                                      $          -278,299
                                                           ====================

Basic and diluted losses per common share                   $             -0.32
                                                           ====================

Weighted average shares outstanding                                     878,344
                                                           ====================

Cash dividends per share of common stock                    $                 0
                                                           ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

OPERATING ACTIVITIES
    Net loss                                            $              -279,096
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                    11,493
        Provision for loan losses                                        62,000
        Other operating activities                                      -42,837
                                                       ------------------------

    Net cash used in operating activities                              -248,440
                                                       ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       -1,752,176
    Net increase in Federal funds sold                              -10,760,000
    Net increase in loans                                            -3,952,554
    Purchase of premises and equipment                                 -152,447
    Decrease in interest-bearing deposits in banks                    7,977,209
                                                       ------------------------

    Net cash used in investing activities                            -8,639,968
                                                       ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                         10,368,620
                                                       ------------------------

    Net cash provided by financing activities                        10,368,620
                                                       ------------------------

Net increase in cash and due from banks                               1,480,212

Cash and due from banks, beginning of period                              3,640
                                                       ------------------------

Cash and due from banks, end of period                  $             1,483,852
                                                       ========================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

                  Southern Heritage Bancorp, Inc. (the "Company") is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the "Bank"). The Bank is a commercial bank located in Oakwood, Hall County, Georgia. The Company completed the sale of its common stock and obtained all necessary regulatory approvals to commence operations in December of 1998. The Company sold a total of $8,783,440 of common stock and capitalized the Bank with $8,000,000. The Bank commenced operations on January 4, 1999.

                  The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

                  In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company wrote off $63,175 of unamortized organization costs upon adoption of SOP 98-5. In addition, Bank related organization costs totaling $35,620 were expensed immediately upon capitalization of the Bank.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 3.  CONSTRUCTION IN PROCESS

                  The Company is currently in process of constructing its banking facility. The estimated costs to complete and furnish the facility is approximately $2,000,000.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The Management's Discussion and Analysis which follows, contains forward-looking statements in addition to historical information, including, but not limited to statements regarding Management's beliefs, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank in general. Such forward-looking statements are subject to certain factors that could cause actual results to differ materially from historical results or anticipated events, trends or results.

Financial Condition

As of March 31, 1999, the Company had total assets of $18.3 million. The Company raised $8.8 million from the sale of its common stock and has received $10.4 million in deposits since the commencement of operations on January 4, 1999. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($10.8 million), U. S. Treasury and Agency securities ($1.8 million), and loans ($4.0 million). The Company expects that loan and deposit growth will be significant during its early years of operations. This growth is not uncommon for de novo banks and is consistent with management's long-term plan.

Liquidity

As of March 31, 1999, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity ratio will decrease rapidly to levels more in line with its target range of 25% to 30%.

Capital

The minimum capital requirements for banks and bank holding companies require a leverage capital to assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of at least 8%. The Company and the Bank's capital ratios are far in excess of these regulatory requirements. As asset growth continues, these ratios will decrease rapidly to levels closer to, but still in excess of the regulatory minimum requirements.

Results of Operations

The Bank commenced its operations on January 4, 1999. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $536,962 during its organizational period, $56,344 in 1997, and $480,618 in 1998. The Company incurred total organizational and stock issue costs of $150,530 of which $51,735 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the first quarter, the Company has incurred additional operating losses of $279,096. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

     The Company was in its organizational stage as of March 31, 1998. Therefore, comparative analysis with March 31, 1999 is not presented.

Year 2000 Issues

Like many financial institutions, the Company relies on computers to conduct its business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these year 2000 problems and we do not anticipate that the year 2000 issue will materially impact our business or operations. We will rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and we will also rely on a third party to process our data and account information. Because we are a de novo bank, we have chosen only those vendors who are ready for the year 2000, and therefore will not have to address problems in older systems. We will continue to monitor this situation up to and through the century change. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the Bank.

We have prepared a comprehensive year 2000 plan to monitor and insure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We are executing this plan under the supervision of our chief financial officer and senior vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the year 2000 readiness of each vendor, review year 2000 testing completed by each vendor, test our own systems if necessary, and require comprehensive year 2000 statements from each vendor. Our investigation of each vendor will primarily consist of requesting and reviewing its year 2000 test results.

The Intercept Group, Inc. provides our mission critical computer software and data processing services. The Intercept Group is a well-established company and provides computer systems and data processing services to financial institutions throughout the United States. The Intercept Group has substantially completed testing of its systems for year 2000 issues. Rather than test all of its customers individually, the Intercept Group, like other vendors, perfoms tests of its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing was to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. The Intercept Group system includes interfaces to other systems provided by other vendors, such as our ATM hardware. The Intercept Group is in the process of testing these interfaces and will provide the results of these tests to us as soon as they are complete. We expect to have all of these test results prior to June 30, 1999.

Our year 2000 plan extends to our other less critical vendors as well, including telephone systems, credit card processors, and suppliers of office equipment such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and statements of all of these vendors. Based on our review of our vendors' systems and year 2000 testing results to date, we do not believe that any of them will have any significant year 2000 problems.

Our customers may also have year 2000 issues. Such issues could disrupt certain businesses with high year 2000 risk and affect their deposit balances and their ability to repay their loans. We intend to review each customer's exposure and assess year 2000 readiness through year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of year 2000 compliance. Although these surveys will be helpful, it would be very difficult for us to accurately assess the year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about year 2000 issues. To address this possible demand, we plan to have a higher percentage of our investment portfolio in readily accessible funds during this time frame.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          27.  Financial Data Schedule.

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOUTHERN HERITAGE BANCORP, INC.
                                  (Registrant)



DATE: May 13, 1999                       BY:  /s/ Gary H. Anderson
                                         Gary H. Anderson, President and C.E.O.



DATE: May 13, 1999                       BY:  /s/ Jeanie Bridges
                                         Jeanie Bridges, C.F.O.