Form 10QSB
period 1999-06-30
SOUTHERN HERITAGE BANCORP
filed 1999-08-13
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

      For the quarterly period ended      June 30, 1999
                                     -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission File Number: 333-47291

                         Southern Heritage Bancorp, Inc.
                    -----------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                    58-2352014
-------------------------------                --------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 531-1240
                    ---------------------------------------
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 878,344; $5.00 par value.

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               -----     -----

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY





-------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheet - June 30, 1999.........................3

            Consolidated Statement of Operations and
             Comprehensive Loss - Three Months and Six Months Ended
             June 30, 1999.....................................................4

            Consolidated Statement of Cash Flows - Six
             Months Ended June 30, 1999........................................5

            Notes to Consolidated Financial Statements.........................6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........8


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders.........11

         Item 6 - Exhibits and Reports on Form 8-K............................11

         Signatures...........................................................12

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                           Assets
                           ------

Cash and due from banks                                    $            469,528
Federal funds sold                                                   11,370,000
Securities available-for-sale, at fair value                          4,892,194

Loans                                                                 7,694,098
Less allowance for loan losses                                          120,400
                                                           ---------------------
          Loans, net                                                  7,573,698
                                                           ---------------------

Premises and equipment                                                1,182,983
Other assets                                                            116,857
                                                           ---------------------

          Total assets                                     $         25,605,260
                                                           =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                 $          1,966,952
    Interest-bearing demand                                           4,277,012
    Savings                                                             184,222
    Time                                                             11,419,481
                                                           ---------------------
          Total deposits                                             17,847,667
Other liabilities                                                        55,751
                                                           ---------------------
          Total liabilities                                          17,903,418
                                                           ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 1,000,000 shares
      authorized; 878,344 shares issued
      and outstanding                                                 4,391,720
    Capital surplus                                                   4,339,985
    Accumulated deficit                                                (941,541)
    Accumulated other comprehensive loss                                (88,322)
                                                           ---------------------
          Total stockholders' equity                                  7,701,842
                                                           ---------------------

          Total liabilities and stockholders' equity       $         25,605,260
                                                           =====================

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                           June 30, 1999                   June 30, 1999
                                                                        ------------------             -------------------

Interest income
    Loans                                                           $                   164,765     $                    237,874
    Taxable securities                                                                   46,738                           48,723
    Federal funds sold                                                                  144,695                          250,509
                                                                    ----------------------------    -----------------------------
              Total interest income                                                     356,198                          537,106

Interest expense on deposits                                                            159,878                          196,990
                                                                    ----------------------------    -----------------------------

              Net interest income                                                       196,320                          340,116
Provision for loan losses                                                                58,400                          120,400
                                                                    ----------------------------    -----------------------------
              Net interest income after provision for loan losses                       137,920                          219,716
                                                                    ----------------------------    -----------------------------

Other operating income                                                                   14,518                           22,686
                                                                    ----------------------------    -----------------------------

Other expenses
    Salaries and other employee benefits                                                136,496                          262,938
    Occupancy and equipment expenses                                                     53,884                          102,487
    Other operating expenses                                                             87,541                          281,556
                                                                    ----------------------------    -----------------------------
                                                                                        277,921                          646,981
                                                                    ----------------------------    -----------------------------

              Net loss before income taxes                                             (125,483)                        (404,579)

Income tax expense                                                                            -                                -
                                                                    ----------------------------    -----------------------------

              Net loss                                               $                 (125,483)     $                  (404,579)

Other comprehensive income:
    Unrealized losses on securities available-for-sale
       arising during period                                                            (89,119)                         (88,322)
                                                                    ----------------------------    -----------------------------

    Comprehensive loss                                              $                  (214,602)    $                   (492,901)
                                                                    ============================    =============================

Basic and diluted losses per common share                           $                     (0.14)    $                      (0.46)
                                                                    ============================    =============================

Weighted average shares outstanding                                                     878,344                          878,344
                                                                    ============================    =============================

Cash dividends per share of common stock                            $                         -     $                          -
                                                                    ============================    =============================

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


OPERATING ACTIVITIES
    Net loss                                              $            (404,579)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                     22,986
        Provision for loan losses                                       120,400
        Other operating activities                                      (66,862)
                                                          ----------------------

              Net cash used in operating activities                    (328,055)
                                                          ----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       (4,980,516)
    Net increase in Federal funds sold                              (11,370,000)
    Net increase in loans                                            (7,704,188)
    Purchase of premises and equipment                                 (976,229)
    Decrease in interest-bearing deposits in banks                    7,977,209
                                                          ----------------------

              Net cash used in investing activities                 (17,053,724)
                                                          ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                         17,847,667
                                                          ----------------------

              Net cash provided by financing activities              17,847,667
                                                          ----------------------

Net increase in cash and due from banks                                 465,888

Cash and due from banks, beginning of period                              3,640
                                                          ----------------------

Cash and due from banks, end of period                    $             469,528
                                                          ======================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
    Cash paid for interest                                $             150,700

   NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale    $             (88,322)


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

         The results of operations for the six month period ended June 30, 1999 is not necessarily indicative of the results to be expected for the full year.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as was amended by SFAS 137 delaying the effective date. This statement is required to be adopted for fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 3.  CONSTRUCTION IN PROCESS

         The Company is currently in process of constructing its banking facility. The estimated costs to construct and furnish the facility is approximately $2,000,000. The new facility is scheduled to be completed and occupied in the third quarter of 1999.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

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

Financial Condition
-------------------

As of June 30, 1999, the Company had total assets of $25.6 million. The Company raised $8.8 million from the sale of its common stock and has received $17.8 million in deposits since the commencement of operations on January 4, 1999. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($11.4 million), U. S. Treasury and Agency securities ($4.9 million), and loans ($7.7 million). The Company expects that loan and deposit growth will be significant during its early years of operations. The expected growth is not uncommon for de novo banks and is consistent with management's long-term plan.

Liquidity
---------

As of June 30, 1999, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity ratio will decrease rapidly to levels more in line with its target range of 25% to 30%.

Capital
-------

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

Results of Operations
---------------------

The Bank commenced its operations on January 4, 1999. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $536,962 during its organizational period, $56,344 in 1997, and $480,618 in 1998. The Company incurred total organizational and stock issue costs of $150,530 of which $51,735 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the second quarter, the Company has incurred additional operating losses of $404,579. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

As of June 30, 1999 the Company had not recognized any charge-offs or recoveries in its loan portfolio. In addition, as of June 30, 1999 there were no past due loans over 30 days, impaired loans, or nonaccrual loans. The allowance for loan losses as a percentage of total loans was 1.56%. Management has provided for potential losses based primarily on peer group information.

The Company has continued to grow interest-earning assets in the second quarter, which increased by $7.5 million. Total loans grew by $3.7 million and securities grew by $3.1 million, both of which were funded primarily by the $7.5 million increase in deposits. The Company continues to maintain a significant amount of Federal funds sold, $11.4 million, in order to fund new loan growth. As of June 30, 1999, the net interest margin was 4.21% on an annualized basis. The net interest margin will gradually increase as loan volume increases.

The Company was in its organizational stage as of June 30, 1998. For the six months ended June 30, 1998, the Company had incurred $193,000 of organizational expenses and $81,000 of costs related to the construction of its main office.

Year 2000 Issues
----------------

Like many financial institutions, the Company relies on computers to conduct its business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to insure that our computer and telecommunication systems do not have these year 2000 problems and we do not anticipate that the year 2000 issue will materially impact our business or operations. We will rely on third party vendors for our computer and telecommunication systems and other office equipment, and we will also rely on a third party to process our data and account information. Because we are a de novo bank, we have chosen only those vendors who are ready for the year 2000, and therefore will not have to address problems in older systems. We will continue to monitor this situation up to and through the century change. Although we believe we have addressed the year 2000 issue, we cannot be entirely sure that the year 2000 will not have any adverse effect on the Bank.

We have prepared a comprehensive year 2000 plan to monitor and insure the year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We are executing this plan under the supervision of our chief financial officer and senior vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the year 2000 readiness of each vendor, review year 2000 testing completed by each vendor, test our own systems if necessary, and require comprehensive year 2000 statements from each vendor. Our investigation of each vendor has consisted of requesting and reviewing its year 2000 test results.

The Intercept Group, Inc. provides our mission critical computer software and data processing services. The Intercept Group is a well-established company and provides computer systems and data processing services to financial institutions throughout the United States. The Intercept Group has completed testing of its systems for year 2000 issues. Rather than test all of its customers individually, the Intercept Group, like other vendors, performs tests of its systems on selected financial institutions which run its systems under a variety of conditions and configurations. The purpose of this selective testing was to avoid the prohibitive cost and expense of testing every installed system, while still providing a high level of comfort that its systems will perform under all conditions. The Intercept Group system includes interfaces to other systems provided by other vendors, such as our ATM hardware. The Intercept Group has also tested these interfaces using the same approach.

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

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on June 9, 1999.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

                          Harold D. Nichols  2002
                          Edward R. Quillian 2002
                          M. Milton Robson   2002

         (c) Mauldin & Jenkins, LLC was ratified as the Company's independent auditors for fiscal year 1999.

             The shares represented at the meeting (548,857 shares or 62.48%) voted as follows:

                Item (b)                 For       Against    Abstain     Total

            Harold D. Nichols          533,637        -       15,220     548,857
            Edward R. Quillian         539,237        -        9,620     548,857
            M. Milton Robson           539,237        -        9,620     548,857

                Item (c)                 For       Against    Abstain     Total

            Ratification of
            Mauldin & Jenkins, LLC     546,067      1,100      1,690     548,857


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             27. Financial Data Schedule.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES




   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SOUTHERN HERITAGE BANCORP, INC.
                                  (Registrant)



DATE: August 13, 1999             BY:  /s/ Gary H. Anderson
      ---------------------            --------------------------------------
                                       Gary H. Anderson, President and C.E.O.



DATE: August 13, 1999             BY:  /s/ John Evans
      ---------------------            --------------------------------------
                                       John Evans, Banking Officer