Form 10QSB
period 1999-09-30
SOUTHERN HERITAGE BANCORP
filed 1999-11-12
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934

          For the quarterly period ended      September 30, 1999

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

          3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
          ----------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 531-1240
                   ---------------------------------------
                          (Issuer's telephone number)

                                      N/A
                 --------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No
   ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 878,344; $5 par value.

Transitional Small Business Disclosure Format (Check One)  Yes      No X
                                                              ---     ---

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                      INDEX


                                                                                  Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - September 30, 1999........................3

             Consolidated Statements of Operations and
              Comprehensive Loss - Three Months and Nine Months Ended
              September 30, 1999....................................................4

             Consolidated Statement of Cash Flows - Nine
              Months Ended September 30, 1999.......................................5

             Notes to Consolidated Financial Statements.............................6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...............8


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K................................10

          Signatures...............................................................11

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

                        Assets
                        ------

Cash and due from banks                                            $    889,895
Federal funds sold                                                    4,915,000
Securities available-for-sale, at fair value                          6,619,115

Loans                                                                13,741,541
Less allowance for loan losses                                          206,230
                                                                   ------------
          Loans, net                                                 13,535,311
                                                                   ------------
Premises and equipment                                                1,950,056
Other assets                                                            201,857
                                                                   ------------
          Total assets                                             $ 28,111,234
                                                                   ============

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
    Demand                                                         $  2,185,016
    Interest-bearing demand                                           4,766,115
    Savings                                                             232,214
    Time                                                             13,247,905
                                                                   ------------
          Total deposits                                             20,431,250
Other liabilities                                                        95,724
                                                                   ------------
          Total liabilities                                          20,526,974
                                                                   ------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 1,000,000 shares
      authorized; 878,344 shares issued
      and outstanding                                                 4,391,720
    Capital surplus                                                   4,339,985
    Accumulated deficit                                              (1,032,087)
    Accumulated other comprehensive loss                               (115,358)
                                                                   ------------
          Total stockholders' equity                                  7,584,260
                                                                   ------------
          Total liabilities and stockholders' equity               $ 28,111,234
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                               September 30, 1999   September 30, 1999
                                                               ------------------   -------------------
Interest income
    Loans                                                         $       292,767     $        530,641
    Taxable securities                                                     86,416              135,139
    Federal funds sold                                                    106,830              357,339
                                                               ------------------   -------------------
              Total interest income                                       486,013            1,023,119

Interest expense on deposits                                              202,917              399,907
                                                               ------------------   -------------------
              Net interest income                                         283,096              623,212
Provision for loan losses                                                  85,830              206,230
                                                               ------------------   -------------------
              Net interest income after provision for loan
                losses                                                    197,266              416,982
                                                               ------------------   -------------------
Other operating income                                                     24,776               47,462
                                                               ------------------   -------------------
Other expenses
    Salaries and other employee benefits                                  146,141              409,079
    Occupancy and equipment expenses                                       49,433              151,920
    Other operating expenses                                              117,015              398,571
                                                               ------------------   -------------------
                                                                          312,589              959,570
                                                               ------------------   -------------------

              Net loss before income taxes                                (90,547)            (495,126)

Income tax expense                                                            -                    -
                                                               ------------------   -------------------
              Net loss                                             $      (90,547)     $      (495,126)

Other comprehensive loss:
    Unrealized losses on securities available-for-sale
       arising during period                                              (27,036             (115,358)
                                                               ------------------   -------------------
    Comprehensive loss                                            $      (117,583)    $       (610,484)
                                                               ===================  ===================
Basic and diluted losses per common share                         $         (0.10)    $          (0.56)
                                                               ===================  ===================
Weighted average shares outstanding                                       878,344              878,344
                                                               ===================  ===================
Cash dividends per share of common stock                          $           -       $            -
                                                               ===================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


OPERATING ACTIVITIES
    Net loss                                                 $   (495,126)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                               41,983
        Provision for loan losses                                 206,230
        Other operating activities                               (121,978)
                                                             -------------
              Net cash used in operating activities              (368,891)
                                                             -------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                 (6,734,473)
    Net increase in Federal funds sold                         (4,915,000)
    Net increase in loans                                     (13,741,541)
    Purchase of premises and equipment                         (1,762,299)
    Decrease in interest-bearing deposits in banks              7,977,209
                                                             -------------
              Net cash used in investing activities           (19,176,104)
                                                             -------------
FINANCING ACTIVITIES
    Net increase in deposits                                   20,431,250
                                                             -------------
              Net cash provided by financing activities        20,431,250
                                                             -------------
Net increase in cash and due from banks                           886,255

Cash and due from banks, beginning of period                        3,640
                                                             -------------
Cash and due from banks, end of period                       $    889,895
                                                             =============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
    Cash paid for interest                                   $    339,395

   NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale       $   (115,358)


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

          The results of operations for the three and nine month periods ended September 30, 1999 is not necessarily indicative of the results to be expected for the full year.

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

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words "believe," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or security portfolio, demand for loans, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should no place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition
-------------------

As of September 30, 1999, the Company had total assets of $28.1 million. The Company raised $8.8 million from the sale of its common stock and has received $20.4 million in deposits since the commencement of operations on January 4, 1999. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($4.9 million), U. S. Treasury and Agency securities ($6.6 million), and loans ($13.7 million). The Company expects that loan and deposit growth will be significant during its early years of operations. The expected growth is not uncommon for de novo banks and is consistent with management's long-term plan.

Liquidity
---------

As of September 30, 1999, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term assets. As loan growth continues to increase, the Bank's liquidity ratio will decrease rapidly to levels more in line with its target range of 25% to 30%.

Capital
-------

The minimum capital requirements for banks and bank holding companies require a leverage capital to assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of at least 8%. The Company and Bank's capital ratios are far in excess of these regulatory requirements. As asset growth continues, these ratios will decrease rapidly to levels closer to, but still in excess of the regulatory minimum requirements.

Results of Operations
---------------------

The Bank commenced its operations on January 4, 1999. Prior to commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $536,962 during its organizational period, $56,344 in 1997, and $480,618 in 1998. The Company incurred total organizational and stock issue costs of $150,530 of which $51,735 has been recorded as a reduction of capital surplus. From commencement of operations to the end of the third quarter, the Company has incurred additional operating losses of $495,125. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The net loss for the three months ended September 30, 1999 decreased by $35,000 to a net loss of $91,000 as compared to the three months ended June 30, 1999. The improvement in net earnings is directly related to the increase in net interest income. Interest earning assets increased by $1,319,000 in the third quarter. However, most significantly, loans increased during the same period by $6,047,000. The movement from Federal funds sold to loans generated a significantly greater return to the Company.

As of September 30, 1999 the Company had not recognized any charge-offs or recoveries in its loan portfolio. As of September 30, 1999 there were only $4,000 in loans between 30 and 89 days past due, and no impaired or nonaccrual loans. The allowance for loan losses as a percentage of total loans was 1.50%. Management has provided for potential losses based primarily on peer group information.

As of September 30, 1999, the net interest margin was 4.34%. The net interest margin is gradually increasing as loan volume continues to increase.

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


                                             SOUTHERN HERITAGE BANCORP, INC.

                                             (Registrant)



DATE:       11-12-99                BY:  /s/ Gary H. Anderson
      ---------------------              --------------------------------------
                                         Gary H. Anderson, President and C.E.O.



DATE:       11-12-99                BY:  /s/ John Evans
      ---------------------              --------------------------------------
                                         John Evans, Chief Financial Officer