Form 10KSB
period 1999-12-31
SOUTHERN HERITAGE BANCORP
filed 2000-03-30
CIK 1056238

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year Commission file number
ended December 31, 1999                                  333-47291

                         SOUTHERN HERITAGE BANCORP, INC.
                 (Name of small business issuer in its charter)

      Georgia                                                    58-2352014
(State of Incorporation)                                       (I.R.S. Employer
                                                            Identification No.)
3461 Atlanta Highway
P. O. Box 907
Oakwood, Georgia                                                      30566
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1999 were $1,658,610.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2000 was $13,175,160 based on recent private sales at a price of $15.00 per share, since there is no established trading market.

The number of shares outstanding of Registrant's class of common stock at March 15, 2000 was 878,344 shares of common stock.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):
Yes     No X
   ---    --
                                  Page 1 of 78
                            Exhibit Index on Page 46

                                TABLE OF CONTENTS

                                     PART I                              PAGE


ITEM 1.           DESCRIPTION OF BUSINESS .........................       3

ITEM 2.           DESCRIPTION OF PROPERTIES........................      13

ITEM 3.           LEGAL PROCEEDINGS................................      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.................................      14

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS......................      14

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION ............................      15

ITEM 7.           FINANCIAL STATEMENTS ............................      33

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ............................      33


                                       PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS .............................      34

ITEM 10.          EXECUTIVE COMPENSATION ..........................      40

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT ................      43

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS ............................      46

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K ................      47

SIGNATURES ........................................................      48

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

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's intra-county branching restrictions. Effective as of July 1, 1998, full statewide branching went into effect permitting Georgia banks to establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly under-capitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk- based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than
2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

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

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund
("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 2.08 cents per $100 of BIF insured deposits.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1998, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1998. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of- state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

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

Financial Services Modernization Act. Congress enacted the Gramm- Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be "financial" in nature or "incidental" to such activities, as well as "complementary" activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be "closely related to banking."

The Act applies to the activities of both state and national banks and their affiliates. The Federal Reserve Board ("FRB") will act as the "umbrella regulator" for financial holding companies and state member banks and their activities; however, the FRB will be required to coordinate its activities with the OCC in the case of national banks and the FDIC in the case of state non-member banks.

Bank holding companies satisfying the criteria specified by the Act may become certified as financial holding companies by filing with the FRB. Bank holding companies and their affiliate banks may not participate in such financial affiliations unless the insured depository institutions are well capitalized and well managed and have satisfactory CRA ratings.

The Act lists various activities that are "financial" in nature and in which financial holding companies may engage, without approval, upon thirty days' notice to the FRB. The listed activities include, among others: (i) underwriting, dealing in or making a market in securities; (ii) insurance underwriting and agency activities; (iii) providing financial, investment and economic advisory services; (iv) insurance company portfolio investment activities; and (v) merchant banking.

The Act further provides that a national bank may control a "financial subsidiary" or hold an interest in a "financial subsidiary" if the subsidiary engages only in activities that are "financial" in nature or incidental to a "financial" activity and in activities that are permitted for national banks to engage in directly, and the subsidiary does not engage in insurance underwriting, real estate development, or merchant banking. A "financial subsidiary" is any company that is controlled by one or more insured depository institutions other than a subsidiary that engages solely in activities permitted for national banks or a subsidiary that a national bank is specifically authorized to control by the express terms of a separate Federal statute.

A national bank may engage in these "financial" activities if: (i) the bank and each depository institution affiliate are well capitalized and well managed;
(ii) aggregate total consolidated assets of all subsidiaries does not exceed the lesser of 45% of consolidated total assets of the parent bank or $50 billion;
(iii) received OCC approval to engage in the activities; and (iv) satisfies CRA rating requirements.

As for state banks, FDIC regulations continue to provide that state banks have, at a minimum, the same powers as national banks. Subject to the authority, consistent with the Act, of the FRB and the FDIC (as applicable) to regulate various activities of state banks, the Act preserves the authority of states to expand the powers of state banks beyond those permitted for national banks. State law inconsistent with the Act is preempted, but state regulatory authorities retain jurisdiction.

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

Employees

As of March 1, 2000, the Bank had 15 full-time employees and 2 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


ITEM 2.           DESCRIPTION OF PROPERTIES

On February 4, 1998, the Company entered into a ground lease with M. Milton Robson, one of the Company's directors, for a 40-year ground lease of a 1.3359 acre tract of land located at 3461 Atlanta Highway in the City of Oakwood, Georgia. The tract of land is the site where the Company and the Bank have constructed the main office of the Bank. Upon termination of the lease due to certain defaults by the lessees or normal expiration, the real property improvements (the building) will revert to and become the property of the lessor. Final termination is expected to occur in Summer, 2038, but could occur earlier if lessees default in the payment of rent for three consecutive months or fail to exercise the extension options.

The directors of the Company obtained two appraisals of the proposed site of the bank building and of the ground lease. Both appraisals determined that the rental under the ground lease was reasonable and at market rental rate for comparable ground leases. Copies of the appraisals, together with the ground lease agreement, were filed with the Department of Banking and the FDIC.

The Company and the Bank constructed a 10,000 square foot, two- story building on the property for the Bank. There are four teller stations inside and four drive through stations. There is also a stand-alone automatic teller machine accessible by automobile. The cost of construction of the building was approximately $2,060,000. The furniture, fixtures and equipment necessary for operation of the Bank cost approximately $236,000. Construction, equipping and occupancy of the bank building by the Bank occurred on August 30, 1999. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and when the Bank was originally capitalized. The Bank opened for business on January 4, 1999, in a temporary building located on a portion of the site of the permanent bank building.

In addition, one of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and developments loans, and residential real estate loans. Loan terms are generally limited to five years or less, although payments are frequently structured on a longer amortization basis. Interest rates are fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank also originates residential real estate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.


ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

As of December 31, 1999, 878,344 shares were outstanding to approximately 1,300 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition of the Company and the Bank at December 31, 1999 and 1998 and the results of their operations for the years ended December 31, 1999 and 1998. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

The Company may from time to time make written or oral forward- looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Overview

The Company was incorporated on February 13, 1998, with the purpose of becoming a bank holding company. Prior to 1999, the Company and Bank were in the development stage. The Bank received preliminary approval from the Federal Deposit Insurance Corporation ("FDIC") on March 19, 1998 and final approval from the DBF on December 23, 1998 to begin banking operations. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act and the Georgia bank holding company law. On January 4, 1999, the Company acquired all of the common stock of the Bank. The Bank opened for business on January 4, 1999. The Company's plan of operations consists primarily of gaining market share in the Bank's primary market area of Oakwood, Georgia and Hall County.

As of December 31, 1998, the Company had completed its stock offering, and on January 4, 1999, the Company issued its stock. The Company received $8,783,000 from the stock offering and incurred expenses of $603,000 in connection with issuing stock, obtaining regulatory approvals, organizing the Bank, and preparing Bank policies and procedures. All organization costs and pre- opening expenses were expensed during 1998 in accordance with the accounting rules which require immediate recognition of such costs. The Bank began organizing their staff in the third and fourth quarters of 1998.

Financial Condition at December 31, 1999 and 1998

Following is a summary of the Company's balance sheets for the years indicated:

                                                         December 31,
                                                  1999                  1998
                                                  --------------------------
                                                           (dollars in
                                                           thousands)

Cash and due from banks                           $       1,518      $     4
Federal funds sold                                        1,205        7,977
Securities                                                7,018            -
Loans, net                                               17,241            -
Premises and equipment                                    2,254          230
Other assets                                                 218          225
                                                  -------------      -------
                                                  $      29,454      $ 8,436
                                                  =============      =======

Total deposits                                    $      21,744      $     -
Other liabilities                                           295          241
Stockholders' equity                                      7,415        8,195
                                                  =============      =======

                                                  $      29,454      $ 8,436
                                                  =============      =======

Financial Condition at December 31, 1999 and 1998

As of December 31, 1999, the Company had total assets of $29.5 million compared to $8.4 million for 1998. The Company has obtained $21.7 million in deposits since the commencement of operations on January 4, 1999. The Company invested the proceeds from its stock sale and deposit growth in Federal funds sold ($1.2 million), securities ($7 million), loans ($17.5 million), and premises and equipment ($2.3 million). The Company expects that loan and deposit growth will continue to be significant during 2000. This expected growth is not uncommon for de novo banks.

The Company's security portfolio, consisting of U.S. government and agency securities, amounts to $7.0 million at December 31, 1999. Unrealized losses related to these securities totaled $206,067 at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

The Company has 41% of its loan portfolio collateralized primarily by real estate located in the Company's primary market area of Hall County and surrounding counties. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one- to four-family residential properties (34%) and construction loans to build one- to four-family residential properties (65%), and nonresidential properties consisting primarily of small business commercial properties (1%).

The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy.

The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed the lesser of 25% of the Bank's statutory capital or net assets.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Company's liquidity is considered satisfactory.

At December 31, 1999, the Company had loan commitments outstanding of $5,052,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Company has the ability on a short- term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1999, the Bank has arrangements with two commercial banks for short-term advances of $3,000,000 in aggregate.

Stockholders' equity decreased for the year ended December 31, 1999 due to a net
loss   of   $573,000    combined   with   unrealized    losses   on   securities
available-for-sale of $206,000.

The primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

At December 31, 1999, The Company's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements to be considered well capitalized and the actual capital ratios for the Company and the Bank as of December 31, 1999 are as follows:

                                                        Actual
                                                                    Regulatory
                                  Company         Bank             Requirements


Leverage capital ratio            26.60%         25.95%               5.00%
Risk-based capital ratios:
         Tier 1 capital           34.81          33.97                6.00
         Total capital            36.02          35.18               10.00


These ratios will decline as asset growth continues, but are expected to remain in excess of the regulatory minimum requirements.

During 1999, the Company completed the construction and furnishing of its main office. The total cost of the main office including furniture, fixtures and equipment was approximately $2.3 million. At December 31, 1999, the Company had no material commitments for any other capital expenditures.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Except for expected growth common to a de novo bank, management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Year 2000

Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the Year 2000 problem. Although the Company has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve Year 2000 problems that may arise in the future.

Effects of Inflation

The impact of inflation on banks differs from its impact on non- financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 1999 and
1998

Following is a summary of the Company's operations for the periods indicated.

                                                   Years Ended December 31,
                                              1999                         1998
                                              ---------------------------------
                                                     (dollars in thousands)
Interest income                               $        1,579            $   122
Interest expense                                         622                  0
Net interest income                                      957                 82
Provision for loan losses                                265                  -
Other income                                              79                  -
Other expenses                                         1,344                500
Pretax loss                                             (573)              (418)
Loss before cumulative effect of
a change in accounting principle                        (573)              (418)
Cumulative effect of a change in
   accounting principle                                    -                 63
Net loss                                                (573)              (481)

The Bank commenced its operations on January 4, 1999. Prior to January 4, 1999, the Company was engaged in activities involving the formation of the Company and Bank, selling its common stock, and obtaining necessary approvals. The Company incurred operating losses totaling $537,000 during its organizational period ($56,000 in 1997 and $481,000 in 1998). The Company incurred total organizational and stock issue costs of $115,000, of which $63,000 was expensed upon adoption of SOP 98-5 for the year ended December 31, 1998. For the year ended December 31, 1999, the Company incurred operating losses of $573,000.

As discussed earlier, operations during 1998 consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1999 and 1998 would not be meaningful and are not presented.
Net Interest Income

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and security losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets for the period from January 4, 1999 to December 31, 1999 was 4.58%. The rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities was 7.56% and 4.59%, respectively, which provided a net spread of 2.97%.

Provision for Loan Losses

The provision for loan losses was $265,000 in 1999. The amount provided was due primarily to the growth of the loan portfolio. Based upon management's evaluation of the loan portfolio, management believes the allowance for loan losses is adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation considers past due, classified loans, underlying collateral values, and current economic conditions which may affect the borrowers' ability to repay. As of December 31, 1999, the Company had nonperforming loans of $4,500. The allowance for loan losses as a percentage of total loans was 1.51%.

Other Income

Other operating income consists of service charges on deposit accounts and other miscellaneous fees. Service charges on deposit accounts accounted for 79%, or $62,000 of the total other income of $79,000.

Other Expenses

Other operating expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses, or $567,000, $250,000 and $527,000, respectively. Salaries and employee benefits accounted for 42% of total other expenses which is typical of financial institutions. Other significant expenses included in other operating expenses include advertising, data processing and office supplies, or $112,000, $81,000 and $51,000, respectively.

Income Tax

The Company recognized no income tax expense due to accumulated operating losses of $1,110,000.

Asset/Liability Management

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect The Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

At December 31, 1999, the Company's cumulative one year interest rate-sensitivity gap ratio was 97%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. The Company is within its targeted parameters. However, as the Company continues to invest its excess liquidity, currently invested in Federal funds sold and securities, the gap ratio may fluctuate further from the current ratio. A gap ratio in the Company's current range is not unusual for a de novo bank due to the volume of liquid funds. It is management's intention to invest excess funds in loans, which typically yield higher returns. It is management's belief that as long as the Company pays the prevailing market rate on these type deposits, the Company's liquidity, while not assured, will not be negatively affected.

The  following  table  sets  forth  the  distribution  of the  repricing  of the
Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate- sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                        After       After
                                        Three        One
                                        Months     Year but
                             Within      but        Within   After
                             Three      Within       Five    Five
                             Months    One Year     Years    Years      Total
                                            (dollars in thousands)
Interest-earning assets:
     Federal funds sold      $ 1,205   $   --      $   --    $   --     $ 1,205
     Securities                1,213    2,418       1,467       1,920     7,018
     Loans                     7,373    4,315       1,439       4,379    17,506
                            ---------------------------------------------------

                               9,791    6,733       2,906       6,299    25,729
                            ---------------------------------------------------

Interest-bearing
  liabilities:
     Interest-bearing
     demand deposits           4,459       --          --         --      4,459
     Savings                     418       --          --         --        418
     Time deposits             7,663    4,458         979        680     13,780
                              -------------------------------------------------

                              12,540    4,458         979        680     18,657
                              -------------------------------------------------

Interest rate sensitivity
  gap                        $(2,749)   $2,275     $1,927     $5,619    $ 7,072
                             ========   ======     ======     ======    =======
Cumulative interest rate
  sensitivity gap            $(2,749)   $(474)     $1,453     $7,072
                             ========   ======     ======     ======
Interest rate sensitivity
  gap ratio                     0.78      1.51       2.97       9.26
                             =======    ======     ======     ======
Cumulative interest rate
  sensitivity gap ratio         0.78      0.97       1.08       1.38
                                ====      ====       ====       ====

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of the Company, the interest rates experienced by the Company; the security portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

                    Distribution of Assets, Liabilities, and
                              Stockholders' Equity:
                    Interest Rates and Interest Differentials

                                                           1999
                                                    (Dollars in Thousands)
                                             Average       Income/     Yields/
                                            Balances(1)    Expense      Rates
                                            -----------    ----------   -------

     Cash and due from banks                $ 1,046        $     -           -%
     Taxable securities                       4,135            239         5.70
     Unrealized losses on securities            (61)             -            -
     Federal funds sold                       7,822            389         4.97
     Loans (2)(3)                             8,882            951        10.71
     Allowance for loan losses                 (119)             -            -
     Other assets                             1,199              -            -
                                            -------        -------      -------
                                            $22,965
                                            =======

     Total interest-earning assets          $20,900        $1,579         7.56%
                                            =======        ------

     Noninterest-bearing demand             $ 1,842        $    -            -%
     Interest-bearing demand and savings      3,899           113          2.90
     Time                                     9,663           509          5.27
                                            -------        ------
                   Total deposits           $15,404             -             -
                                            -------
     Other liabilities                           86             -             -

     Stockholders' equity (4)                 7,475             -             -
                                            -------        ------

                                            $22,965

     Total interest-bearing liabilities     $13,562        $  622         4.59%
                                            =======        ------

     Net interest income                                   $  957
                                                                         ======
     Net interest spread                                                  2.97%
     Net yield on average interestning assets                             4.58%

[FN]
(1)  Average balances were determined using the daily average balances.
(2) Included nonaccrual loans with an average balance of $285 and unearned income of $8,800.
(3) Interest and fees on loans includes $144,000 of loan fee income for the year ended December 31, 1999.
(4) Average unrealized losses on securities available-for-sale have been included in stockholders' equity at $60,525.

Rate and Volume Analysis

Because the Company commenced its banking operations in 1999, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table has not been presented.

                              Securities Portfolio

The carrying amounts of securities at December 31, 1999, which are all classified as available-for-sale, are summarized as follows:

                                                       (dollars in thousands)

     U.S. Government and agency securities                    $7,018
                                                               =====

Maturities

The amounts of securities by category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.


                                                         U.S. Government and
                                                                 Agency
                                                       Amount         Yield (1)
                                                        (dollars in thousands)

Maturity:
   One year or less                                    $  1,458           5.18%
   After one year through five years                      4,833            5.88
   After five years through ten years                       727            7.03
   After ten years                                            -               -
                                                         ------
                                                       $  7,018           6.09%
                                                       ========

[FN]
(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                       27

                                 Loan Portfolio

Types of Loans

The amount of loans outstanding at December 31, 1999 are shown in the following table according to the type of loan.

                                                             (dollars in
                                                              thousands)

     Commercial                                              $      5,870
     Real estate-construction                                       4,709
     Real estate-other (1)                                          2,557
     Consumer instalment loans and other                            4,370
                                                                   ------
                                                                   17,506
     Less allowance for loan losses                                 (265)
                   Net loans                                 $     17,241
                                                             ============

[FN]
(1) Real estate-other loans are net of $6,500 of unearned income.

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                     (dollars in thousands)
     Commercial
          One year or less                              $       3,071
          After one year through five years                     2,799
          After five years                                          -
                                                        -------------
                                                                5,870
     Construction
          One year or less                                      4,447
          After one year through five years                       262
          After five years                                          -
                                                        -------------
                                                                4,709
     Other
          One year or less                                      3,568
          After one year through five years                     3,327
          After five years                                         32
                                                        -------------
                                                                6,927
                                                        -------------

                                                        $      17,506
                                                        =============

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined and floating or adjustable interest rates.


                                                       (dollars in thousands)
          Predetermined interest rates                    $          5,819
          Floating or adjustable interest rates                        601
                                                          ----------------
                                                          $          6,420
                                                          ================

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1999 is as follows:

                                                            (dollars in
                                                             thousands)
     Nonaccrual loans                                          $5
     Loans contractually past due ninety days
       or more as to interest or principal
       payments and still accruing                              0
     Restructured loans                                         0
     Loans, now current about which there
       are serious doubts as to the ability
     of the borrower to comply with loan
     repayment terms                                            0
     Interest income that would have been
       recorded on nonaccrual and restructured
       loans under original terms                               0
     Interest income that was recorded
       on nonaccrual and restructured loans                     0

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well- secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                              Year Ended
                                                              December 31,
                                                                 1999
                                                              ------------
                                                              (dollars in
                                                               thousands)
Average amount of loans outstanding                              $8,882
                                                                 ======

Balance of allowance for loan losses
at beginning of year                                             $    -
                                                                 ------
Loans charged off                                                     -
                                                                 ------

Recoveries of loans previously charged-off                            -
                                                                 ------

Net loan charge-offs during the year                                  -
                                                                 ------

Additions to allowance charged to operating
expense during year                                                 265
                                                                 ------

alance of allowance for loan losses
at end of year                                                   $  265
                                                                 ======

Ratio of net loans charged off during the
year to average loans outstanding                                    -%
                                                                 ======

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1999, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of December 31, 1999, is as follows:

                                                                  Percent of
                                                                   loans in
                                                                 each category
                                             Amount              to total loans
                                                  (dollars in thousands)
Commercial                                   $        89           33.53%
Real estate - construction                            71           26.90
Real estate - other                                   39           14.61
Consumer instalment
     loans and other                                  66           24.96
                                             -----------         -------
                                             $       265          100.00%
                                             ===========         =======

                                    Deposits

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest- bearing demand deposits, savings deposits, and time deposits is presented below.(1)

                                                   Year Ended December 31,
                                                           1999
                                                  Amount             Percent
                                                    (dollars in thousands)
      Noninterest-bearing
      demand deposits                             $ 1,842              --%
     Interest-bearing demand
      and savings deposits                          3,899            2.90
     Time deposits                                  9,663            5.27
                                                  -------
              Total deposits                      $15,404
                                                  =======

[FN]
(1)  Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                         (dollars in thousands)

     Three months or less                                      $3,055
     Over three months through six months                         922
     Over six months through twelve months                        421
     Over twelve months                                           406
                                                               ------
              Total                                            $4,804
                                                               ======



                           Return on Assets and Equity

     The following rate of return information for the year indicated is presented below.

                                                     Year Ended December 31,
                                                             1999

     Return on assets (1)                                   (2.50)%
     Return on equity (2)                                   (7.67)
     Dividend payout ratio (3)                                N/A
     Equity to assets ratio (4)                             32.55

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3)  Dividends declared per share of common stock divided by net loss per share.
(4)  Average equity divided by average total assets.

ITEM 7.           FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit 13.1 and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The following table sets forth the name of each director and Executive Officer of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last occupation, in the same or similar position for more than five years. Listed below are the directors and executive officers of the Company. Each director has served as a director of the Company since the formation of the Company on February 13, 1998, except C. Talmadge Garrison who was elected to the Board of Directors of the Company and the Board of Directors of the Bank on July 9, 1998. The Company's Bylaws provide that the Board of Directors is divided into three classes, with each class being as nearly equal in number as possible, and the directors serve for staggered three-year terms. The present term of office of each director in Class One will expire at the annual shareholders meeting of the Company to be held in April, 2002, the present term of office of each director in Class Two will expire at the annual shareholders meeting of the Company to be held on May 17, 2000; and the present term of office of each director in Class Three will expire at the annual shareholders meeting of the Company to be held in April, 2001. These persons will also serve as directors of the Bank for the same staggered terms. The Class in which each director belongs is indicated below. The effect of the Company's having a classified Board of Directors is that only approximately one-third of the members of the Board are elected each year, which effectively requires two annual meetings for the Company's shareholders to change a majority of the members of the Board. Executive Officers of the Company and the Bank who serve at the pleasure of the Board of Directors of the Company and the Bank, respectively, will be elected annually by the respective Boards of Directors.


Name [Class]                       Age      Principal Occupation

Gary H. Anderson                    48      Director; Class 3.  Mr. Anderson is
                                            President and C.E.O. of the Company
                                            and holds the same positions with
                                            the Bank.  He has been a resident of
                                            Oakwood, Hall County, Georgia since
                                            1963.  Mr. Anderson was born in
                                            Clarkesville, Georgia in 1951.  Mr.
                                            Anderson has over 23 years banking
                                            experience in Hall County, Georgia.
                                            Mr. Anderson served as City Vice-
                                            President for SunTrust Bank of
                                            Northeast Georgia, Gainesville,
                                            Georgia from 1981 through 1996.  Mr.
                                            Anderson is a graduate of
                                            Gainesville College and C&S
                                            Commercial Lending School.  Mr.
                                            Anderson has also attended the
                                            Georgia Banking School at the
                                            University of Georgia.  He is a
                                            member of the Oakwood Rotary Club,
                                            Councilman of the City of Oakwood,
                                            and a member of the Greater Hall
                                            Chamber of Commerce.  Mr. Anderson
                                            has previously served on many civic,
                                            social and community organizations,
                                            including Hall County Boys Club
                                            Board of Directors, Gainesville
                                            College Foundation, United Way of
                                            Hall County, Oakwood Development
                                            Authority.

Lowell S. (Casey)
 Cagle                             34       Director; Class 3.  Mr. Cagle is a
                                            native of Hall County, Georgia, a
                                            seventh generation resident.  Mr.
                                            Cagle graduated from Johnson High
                                            School and attended Gainesville
                                            College and Georgia Southern
                                            University.  A self-employed
                                            businessman, Mr. Cagle is President
                                            and co-owner of Strateia Group
                                            Atlanta, Inc., a management and
                                            business consulting firm, which he
                                            co-founded in July, 1996.  He is
                                            also co-owner of Jean's Bridal and
                                            Tux of Class, which he has operated
                                            for at least the last five years.
                                            Mr. Cagle is a member of Westside
                                            Baptist Church, Gainesville,
                                            Georgia.  Since 1994, Mr. Cagle has
                                            been a Georgia State Senator for the
                                            49th District, which includes Hall
                                            County and portions of Forsyth
                                            County.

Earl C. Gilleland                   54      Director; Class 2.  Mr. Gilleland is
                                            a native of Hall County, having
                                            lived his entire life in South Hall
                                            County.  His entire business career
                                            has been with Gilleland Concrete
                                            Company and in 1968 he became sole
                                            owner and President of the company.

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

A. Terry Hayes                      46      Director; Class 2.  Mr. Hayes has
                                            been a resident of Jackson County,
                                            Georgia for over 12 years.  Mr.
                                            Hayes was born in DeKalb County.  He
                                            is Manager of Hayes Chrysler-
                                            Plymouth-Dodge-Jeep in Oakwood,
                                            Georgia.  Mr. Hayes has worked in
                                            the family business of Hayes
                                            Chrysler-Plymouth-Dodge-Jeep in
                                            Gwinnett County and Hall County for
                                            over 25 years.  Mr. Hayes is a
                                            member of the South Hall Rotary Club
                                            and the Georgia Cattlemen's
                                            Association.

Wm. David Merritt                   50      Director; Class 2.  Mr. Merritt is a
                                            life-long resident of Hall
                                            County, Georgia.  Mr. Merritt is
                                            President/Owner of Merritt
                                            Contracting, Inc. since 1982;
                                            President/Owner of Lanier Leasing,
                                            Inc. (leasing construction equipment
                                            and commercial properties);
                                            Owner/Operator of
                                            Paradise Springs Farm, Inc. (a
                                            cattle farm in Hall County).  Mr.
                                            Merritt is also Vice-President of
                                            Gilleland & Merritt, LLC, a real
                                            estate development company and
                                            developer of Windmill Subdivision
                                            near Clermont, Georgia.  Mr. Merritt
                                            is a member of the Georgia Utility
                                            Contractors Association and the
                                            Georgia Highway Contractors
                                            Association.  He is a member of the
                                            Greater Hall Chamber of Commerce.

Harold D. Nichols                   57      Director; Class 1.  Mr. Nichols is a
                                            38-year resident of Hall County,
                                            Georgia.  He has been the Engineered
                                            Products Sales Manager of
                                            Macklanburg-Duncan, Gainesville,
                                            Georgia since 1969.  He serves on
                                            the Hall County Parks and Leisure

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

James E. Palmour III                63      Director; Class 3.  Mr. Palmour was
                                            born in and is a resident of
                                            Gainesville, Hall County, Georgia,
                                            and has been a resident for all but
                                            four years of his life.  He
                                            graduated from Gainesville High
                                            School, University of Georgia and
                                            Atlanta Law School.  Mr. Palmour has
                                            been an attorney at law since 1964
                                            and has practiced general law since
                                            that time with the exception of the
                                            period of 1976 through 1984 during
                                            which he was Judge of the Superior
                                            Court of the Northeastern Judicial
                                            Circuit.  Mr. Palmour's major field
                                            of law is government law and he is
                                            attorney for the City of
                                            Gainesville, Georgia, White County,
                                            Georgia, and the Barrow County
                                            Airport Authority.  He is a member
                                            of the Rotary Club of Gainesville,
                                            State Bar of Georgia, Gainesville-
                                            Northeastern Bar Association, and
                                            has previously served as a member of
                                            the Lanier Area Technical School
                                            Board.

Dr. Edward R. Quillian              44      Director; Class 1.  Dr. Quillian is
                                            a native of Hall County, Georgia.
                                            He graduated from the University of
                                            Georgia School of Veterinary
                                            Medicine in 1983.  Dr. Quillian was
                                            a partner in the Cumming Veterinary
                                            Clinic from 1983 to 1987.  He has
                                            been CEO/Owner of Quillian Family
                                            Pet Clinic in Oakwood, Georgia since
                                            1987.  He is a Trustee of the
                                            Gainesville College Foundation.  He
                                            is also a member of the American
                                            Animal Hospital Association, Georgia
                                            Veterinary Medical Association,
                                            American Veterinary Medical
                                            Association, and the Georgia Academy
                                            of Veterinary Practice.

M. Milton Robson                    57      Director; Class 1.  Mr. Robson has
                                            been a resident of Hall County,
                                            Georgia for over 50 years.  He has
                                            resided in south Hall County for
                                            over 25 years.  Mr. Robson founded
                                            Milton's Institutional Foods in
                                            1962, which he sold in 1995 to
                                            Progressive Food Services.  Mr.
                                            Robson is the owner of Mule Camp
                                            Springs, a commercial retail center,
                                            in Gainesville, Georgia and is the
                                            owner/developer of Robson Crossing
                                            Shopping Center in Oakwood, Georgia.
                                            He is Vice-President of Prime Pak
                                            Foods, Inc., a wholesale frozen meat
                                            distributor, which he founded in
                                            1975.

Donald W. Smith                     46      Director; Class 3.  Mr. Smith is a
                                            native of Hall County, Georgia.  He
                                            is a 1975 graduate of West Georgia
                                            College.  Mr. Smith is President and
                                            Owner of Arrow Auto Sales, and he
                                            has over 19 years experience in
                                            retail auto sales.  He is President
                                            of Arrow Mitsubishi in Gainesville,
                                            Georgia, and he also has served as
                                            President of Oakwood Arrow Auto
                                            Auction since 1990.  Mr. Smith is a
                                            past President and serves on the
                                            Board of Directors of the Georgia
                                            Automobile Dealers Association.  Mr.
                                            Smith is a member of the Gainesville
                                            Jaycees and the Greater Hall Chamber
                                            of Commerce.

C. Talmadge Garrison                67      Director; Class 2.  Mr. Garrison, a
                                            native of Hall County and a graduate
                                            of The University of Georgia, has
                                            been in the banking industry for
                                            over 33 years.  Prior to his recent
                                            retirement he was associated with
                                            First National Bank and First
                                            National Bancorp, Inc. of
                                            Gainesville, Georgia.  He is an
                                            honor graduate of the Bank
                                            Administration Institute held at the
                                            University of Wisconsin and has
                                            passed the Uniform Examination of
                                            Certified Public Accountants.  As a
                                            member of Lakewood Baptist Church he
                                            has served as a deacon and on the

                                            Board of Trustees.  Mr. Garrison has
                                            been a member of the Gainesville and
                                            Lakeside Civitan Clubs where he held
                                            numerous offices.

John Evans                         54       Mr. Evans serves as Treasurer, Chief
                                            Accounting Officer and Chief
                                            Financial Officer of the Company.
                                            He also serves as Senior Vice
                                            President/Chief Financial Officer of
                                            the Bank.  Mr. Evans was born in
                                            Maidenhead, England and was reared
                                            in Birmingham, Alabama.  He is a
                                            graduate of University of Alabama in
                                            Birmingham and has 21 years of
                                            banking experience.  Mr. Evans and
                                            his family first moved to Hall
                                            County in 1976.  He has served as
                                            Vice President and Auditor for
                                            Gainesville National Bank from 1976
                                            to 1984, as Vice President at the
                                            Bank of Hiawassee from 1984 to 1985,
                                            as President and CEO of Bank of
                                            Alabama from 1985 to 1987, and as
                                            Chief Financial Officer of Citizens
                                            Bank of Gianesville from 1988 to
                                            1994. Mr. Evans has attended several
                                            bank related schools and seminars
                                            including the Georgia Banking School
                                            at the University of Georgia and
                                            Bank Administration Institute's Bank
                                            Operations School at the University
                                            of Wisconsin.  Mr. Evans has been
                                            involved with Lions International
                                            since 1978 and currently serves as
                                            President of the Gainesville Lions
                                            Club.

Christopher D. England              42      Mr. England serves as Senior Vice
                                            President and Chief Lending Officer
                                            of the Bank.  Mr. England is a
                                            native of South Hall County, born in
                                            Gainesville in 1958. He has over 16
                                            years of banking and lending
                                            experience in Hall County, Georgia.
                                            Mr. England served as Vice
                                            President of Lanier National Bank,
                                            since February, 1992, prior to
                                            joining the Bank.   His lending
                                            experience includes both commercial
                                            and consumer loans.  Before joining
                                            Lanier National Bank, he was
                                            employed by The Citizens Bank,

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

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. There are no family relations between any of the directors or executive officers. No director is a director of another bank or bank holding company. James E. Palmour, III provided legal services to the Company during 1999, and it is anticipated he will provide legal services to the Company during 2000.


ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers, except for executive officers that were to serve also as officers of the Bank. After the Bank commenced operations, the Company no longer separately compensated such executive officers. The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal years 1999 and 1998. No other executive officer received annual compensation in excess of $100,000.

                           Summary Compensation Table

                               Annual Compensation


                                                          Long Term
                                                        Compensation
                                                           Awards
                                                       ___________________

Name and                                     Other Annual    Securities     All Other
Principal   Fiscal                           Compensation    Underlying    Compensation
Position     Year    Salary ($)  Bonus ($)      ($)          Options (#)       ($)
---------   ------  ----------   ---------   ------------    -----------   ------------
Gary H.
  Anderson  1999    105,000          0           --(1)            --         3175(2)
            1998    105,000          0           --(1)        15,000         3120(2)

[FN]
(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.
(2) The Company provided Mr. Anderson with a $500,000 term life insurance policy; the premium paid by the Company in 1999 was $3175 and in 1998 was $3,120. In addition, pursuant to Mr. Anderson's employment agreement, Mr. Anderson will be entitled to severance pay equal to one month's pay for each year employed by the Bank in the event of termination of his employment.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
    ------------------------------------------------------------------------

                                                      Number of
                                                      Securities     Value of
                                                      Underlying    Unexercised
                                                      Unexercised  In-the-Money
                                                      Options at    Options at
                                                      FY-End(#)      FY-End($)
                  Shares Acquired                     Exercisable/  Exercisable/
Name              on Exercise (#)  Value Realized($)  Unexercisable Unexercisable
Gary H. Anderson         0                -             15,000/0    75,000(1)/-
President and
Chief Executive
Officer

[FN]
(1) Based on estimated price of $15.00 per share, which is the price paid in recent private sales known to the Company.


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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the shares of voting common stock of the Company, which is the only class of stock outstanding, beneficially owned as of March 15, 2000,(i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and named executive officers and (iii) by all directors and executive officers of the Company as a group.

                                                Amount and
                                                Nature of
Name and Address                                Beneficial      Percentage
of Beneficial Owner                             Ownership       Ownership
Gary H. Anderson                                21,010(1)       2.35%(2)
Director/President
and C.E.O.
4006 Covey Trail
Oakwood, GA  30566

Lowell S. (Casey)                                5,000           .57%
  Cagle
Director/Chairman
4615 Hunters Court
Gainesville, GA  30507

Earl C. Gilleland                               40,000          4.55%
Director
3997 Sloan Mill Road
Gainesville, GA  30507

A. Terry Hayes                                   5,200(3)        .59%
Director
Highway 332
P. O. Box 357
Hoschton, GA  30548

Wm. David Merritt                               20,000(4)        2.28%
Director
6620 Stringer Road
Clermont, GA  30527







Harold D. Nichols                                2,000            .23%
Director
4431 Benefield Road
Braselton, GA  30517

James E. Palmour III                             6,500(5)         .74%
Director/Secretary
255 Sorrento Circle, N.W.
Gainesville, GA  30506

Dr. Edward R. Quillian                           4,200(6)         .49%
Director
4207 Bob White Lane
Oakwood, GA  30566

M. Milton Robson                                36,200(7)        4.12%
Director
3509 Tanners Mill Circle
Gainesville, GA  30507

Donald W. Smith                                 10,500(8)        1.20%
Director/Vice Chairman
4129 Cherokee Trail
Gainesville, GA  30504

C. Talmadge Garrison                            12,000(9)        1.37%
4074 Cochran Road
Gainesville, GA  30506

John Evans                                         200(10)        .02%
Treasurer, C.A.O. and
  C.F.O.
3354 Clarks Bridge Road
Gainesville, GA  30506

Christopher D. England                           5,800(11)        .66%(12)
Senior Vice President and
  Chief Lending Officer
5506 Stone Trace
Gainesville, GA  30504

All current directors                          168,610          19.2%(2)(11)(12)
and executive officers as
a group (13 persons)

[FN]
------------------------
(1) Includes 450 shares owned jointly by Mr. Anderson and his spouse, over which shares Mr. Anderson has investment and voting power; also includes 15,000 shares that are subject to options granted Mr. Anderson under his employment agreement.

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

(10) Includes 200 shares held in Mr. Evans IRA, over which shares Mr. Evans has investment and voting power.

(11) 800 shares are held in Mr. England's IRA, over which shares Mr. England has investment and voting power; also includes 5,000 shares that are subject to options granted Mr. England under his employment agreement.

(12) In calculating percentage ownership, includes 5,000 shares subject to options granted Mr. England in calculating total outstanding stock of the Company and number of shares beneficially owned by Mr. England.


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

         2.       Exhibits

         Exhibit Numbers

                                                                 Sequential
                                                                 Page Number

         3.1*         Articles of Incorporation                      --
         3.2*         Bylaws                                         --
         10.1*+       Employment Contract between Gary H.
                      Anderson and the Company                       --
         13.1         Consolidated Financial Statements
                      of the Company                                 49
         21.1         Subsidiaries of the Company.  The
                      sole subsidiary of the Company is
                      Southern Heritage Bank,
                      Oakwood, Georgia, which is
                      wholly-owned by the Company                    --
         27.1         Financial Data Schedule                        78

------------------------
                  *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 33-47291) and such documents are incorporated herein by reference.

                  +Item 10.1 is an employment-compensatory agreement.


!b)      Reports on Form 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.


SOUTHERN HERITAGE BANCORP, INC.


By:      s/Gary H. Anderson
         Gary H. Anderson
         President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

  Signature                                            Title


s/Gary H. Anderson                          Director; President and C.E.O.
Gary H. Anderson


s/John Evans                                Treasurer; C.A.O. and C.F.O
John Evans


_________________________                   Director; Chairman
Lowell S. (Casey) Cagle


s/C. Talmadge Garrison                      Director
C. Talmadge Garrison


s/Earl C. Gilleland                         Director
Earl C. Gilleland


s/A. Terry Hayes                            Director
A. Terry Hayes


_________________________                   Director
Wm. David Merritt


_________________________                   Director
Harold D. Nichols

                       [SIGNATURES CONTINUED ON NEXT PAGE]

_________________________                   Director; Secretary
James E. Palmour III


s/Dr. Edward R. Quillian                    Director
Dr. Edward R. Quillian


s/M. Milton Robson                          Director
M. Milton Robson


s/Donald W. Smith                           Director
Donald W. Smith



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers:

No proxy material with respect to an annual meeting of security holders for 2000 has been or will be sent to security holders of the registrant, since the registrant is not presently required to provide security holders proxy material. The registrant does intend in April, 2000 to furnish its security holders an annual report to security holders covering the registrant's fiscal year ended December 31, 1999 and the notice of its annual meeting of shareholders to be held on May 17, 2000.

                                                                EXHIBIT 13.1




                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1999

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                                                      Page

INDEPENDENT AUDITOR'S REPORT.....................................      1

FINANCIAL STATEMENTS

     Consolidated balance sheets.................................      2
     Consolidated statements of operations.......................      3
     Consolidated statements of comprehensive loss...............      4
     Consolidated statements of stockholders' equity ............      5
     Consolidated statements of cash flows.......................      6
     Notes to consolidated financial statements..................   7-27

                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Southern Heritage Bancorp, Inc.
Oakwood, Georgia


                  We have audited the accompanying  consolidated  balance sheets of Southern Heritage Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Heritage Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Atlanta, Georgia
February 2, 2000

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                              Assets                1999              1998
                              ------
Cash and due from banks                           $ 1,517,588        $     3,640
Interest-bearing deposits                                  0           7,977,209
Federal funds sold                                  1,205,000                  0
Securities available-for-sale                       7,018,048                  0

Loans                                              17,506,204                  0
Less allowance for loan losses                        264,975                  0
                                                   ----------        -----------
          Loans, net                               17,241,229                  0

Building and equipment                              2,253,694            229,740
Other assets                                          218,128            225,042
                                                  -----------       ------------
          Total assets                            $29,453,687       $  8,435,631
                                                  ===========       ============

                   Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                    $ 3,087,144       $          0
    Interest-bearing demand                         4,458,543                  0
    Savings                                           418,141                  0
    Time, $100,000 and over                         4,803,568                  0
    Other time                                      8,976,897                  0
                                                  -----------       ------------
           Total deposits                          21,744,293                  0
    Other liabilities                                 294,053            240,888
                                                  -----------       ------------
          Total liabilities                        22,038,346            240,888
                                                  -----------       ------------
Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 1,000,000 shares
    authorized;
       878,344 issued and outstanding               4,391,720          4,391,720
    Capital surplus                                 4,339,985          4,339,985
    Accumulated deficit                            -1,110,297           -536,962
    Accumulated other comprehensive loss             -206,067                  0
                                                   ----------          ---------
          Total stockholders' equity                7,415,341          8,194,743
                                                   ----------          ---------
          Total liabilities and
           stockholders' equity                   $29,453,687         $8,435,631
                                                  ===========         ==========

See Notes to Consolidated Financial Statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                1999                    1998
Interest income
    Loans                                       $  951,775           $         0
    Taxable securities                             239,063                     0
    Federal funds sold                             388,601                     0
    Other                                                0               122,226
                                                ----------           -----------
          Total interest income                  1,579,439               122,226
                                                ----------           -----------
Interest expense
    Deposits                                       622,203                     0
    Other borrowing                                      0                40,157
                                                ----------           -----------
          Total interest expense                   622,203                40,157
                                                ----------           -----------
          Net interest income                      957,236                82,069
Provision for loan losses                          264,975                     0
                                                ----------           -----------
          Net interest income after
          provision for loan losses                692,261                82,069
                                                ----------           -----------
Other income
    Service charges on deposit accounts             62,241                     0
    Other operating income                          16,930                     0
                                                ----------           -----------
          Total other income                        79,171                     0
                                                ----------           -----------
Other expenses
    Salaries and employee benefits                 566,929               342,913
    Equipment expenses                             105,599                13,977
    Occupancy expenses                             144,841               105,115
    Other operating expenses                       527,398                37,507
                                                ----------           -----------
          Total other expenses                   1,344,767               499,512

          Loss before income taxes and
          cumulative effect of a change
          in accounting principle                 -573,335              -417,443
Income tax expense                                       0                     0
                                                 ---------           -----------
          Loss before cumulative effect of a
            change in accounting principle        -573,335              -417,443
Cumulative effect of a change in accounting
principle                                                0               -63,175
                                                 ---------           -----------
                    Net loss                     $-573,335           $ - 480,618
                                                 =========           ===========
Basic and diluted losses per share before
   cumulative effect of a change in
   accounting principle                          $   -0.65           $     -0.48

Cumulative effect of a change in accounting
   principle                                          0.00                 -0.07
                                                 ---------           -----------
Basic and diluted losses per share               $   -0.65           $     -0.55
                                                 =========           ===========

See Notes to Consolidated Financial Statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                               1999                   1998
Net loss                                      $    -573,335         $   -480,618

Other comprehensive loss:

        Unrealized holding losses on
        securities available-for-sale
        arising during period                      -206,067                    0
                                              -------------         ------------
Comprehensive loss                            $    -779,402         $   -480,618
                                              =============         ============

See Notes to Consolidated Financial Statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                         Accumulated
                                                                                          Other             Total
                                       Common Stock        Capital        Accumulated    Comprehensive     Stockholders'
                                     Shares    Par Value   Surplus          Deficit         Loss             Equity

Balance, December 31, 1997                 0           0           0        -56,344               0             -56,344
    Common stock                     878,344   4,391,720   4,391,720              0               0           8,783,440
      subscriptions
    Stock offering cost                    0           0     -51,735              0               0             -51,735
    Net loss                               0           0           0       -480,618               0            -480,618
                                     -------   ---------   ---------     ----------         --------          ---------
Balance, December 31, 1998           878,344  $4,391,720  $4,339,985    $  -536,962         $      0          $8,194,743
    Net loss                               0           0           0       -573,335                0            -573,335
    Other comprensive loss                 0           0           0              0         -206,067            -206,067
                                     -------  ----------  ----------    -----------         ---------         ----------
Balance, December 31, 1999           878,344  $4,391,720  $4,339,985    $-1,110,297         $-206,067         $7,415,341
                                     =======  ==========  ==========    ===========         =========         ==========

See Notes to Consolidated
Financial Statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999                   1998
OPERATING ACTIVITIES
    Net loss                                  $    -573,335          $  -480,618
    Adjustments to reconcile net loss
    to net cash used in operating
    activities:
        Depreciation                                 84,559                9,107
        Write-off of organization cost                    0               27,555
        Provision for loan losses                   264,975                    0
        Increase in interest receivable            -209,338                    0
        Increase in interest payable                 60,149                    0
        Other operating activities                  209,268               76,467
                                              -------------          -----------
              Net cash used in operating
               activities                          -163,722             -367,489
                                              -------------          -----------
INVESTING ACTIVITIES
    Purchases of securities available-
      for-sale                                   -7,240,729                    0
    Proceeds from maturities of securities
      available-for-sale                             16,614                    0
    Net increase in Federal funds sold           -1,205,000                    0
    Net increase in loans                       -17,506,204                    0
    Purchase of building and equipment           -2,108,513             -170,840
    Net (increase) decrease in interest-
      bearing deposits                            7,977,209           -7,977,209
                                               ------------          -----------
            Net cash used in investing
             activities                         -20,066,623           -8,148,049
                                               ------------          -----------
FINANCING ACTIVITIES
    Net increase in deposits                     21,744,293                    0
    Proceeds from line of credit                          0              622,539
    Repayment of line of credit                           0             -849,954
    Proceeds from common stock subscriptions              0            8,783,440
    Stock offering cost                                   0              -49,490
                                               ------------          -----------
            Net cash provided by financing
             activities                          21,744,293            8,506,535
                                               ------------          -----------
Net increase (decrease) in cash and due
  from banks                                      1,513,948               -9,003
Cash and due from banks at beginning of year          3,640               12,643
                                               ------------           ----------
Cash and due from banks at end of year         $  1,517,588         $      3,640
                                               ============         ============
SUPPLEMENTAL DISCLOSURES
    Cash paid for:
            Interest                           $    562,054         $     40,157

NONCASH TRANSACTION
    Unrealized losses on securities
       available-for-sale                      $   -206,067         $          0



See Notes to Consolidated Financial
Statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

Southern Heritage Bancorp, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the "Bank"). The Bank is a commercial bank located in Oakwood, Hall County, Georgia. The Bank provides a full range of banking services in its primary market area of Hall County and surrounding counties. The Company commenced its banking operations on January 3, 1999. Prior to the commencement of banking operations, the Company's activities consisted of organizational activities and the sale of stock.

                  Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation. The financial statements for 1998 include the accounts of the Company only.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

                  Cash and Due From Banks

Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive loss.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

                  Loans

Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because the net loan fees and costs are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans (Continued)

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate, the loan's observable market price or, the fair value of the collateral, if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                  Building and Equipment

Building and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

As of December 31, 1999 and 1998, the Company has not recognized any income tax expense due to net operating losses incurred since inception. These available net operating losses will be used to offset future income for tax purposes.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                  Losses Per Share

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. There were no potential common shares outstanding at December 31, 1999 or 1998. The weighted average number of shares outstanding for the years ended December 31, 1999 and 1998 was 878,344.

                  Cumulative Effect of a Change in Accounting Principle

In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. During 1998, the Company wrote off $63,175 of unamortized organization costs upon adoption of SOP 98-5.

                  Comprehensive Loss

Statement  of  Financial  Accounting  Standards  ("SFAS")  No. 130,  ("Reporting
Comprehensive Income"), describes comprehensive income (loss) as the total of all components of comprehensive income (loss), including net loss. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but excluded from net loss. Currently, the Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.
Recent Accounting Pronouncements

In June 1998, Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management does not believe the adoption of SFAS No. 133 will have a significant effect on the Company's earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2.           SECURITIES

The amortized cost and fair value of securities are summarized as follows:


                                                    Gross        Gross
                                     Amortized    Unrealized   Unrealized    Fair
                                        Cost        Gains        Losses      Value
                                     ---------   ------------ ------------   ------

    Securities
    Available-for-Sale
    December 31, 1999:
    U. S. Government and
    agency securities                $ 7,224,115  $      -     $ (206,067)    $ 7,018,048
                                     ============ =========    ===========    ===========


The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below.


                                                             Securities
                                                        Available-for-Sale
                                                        ------------------------
                                                        Amortized        Fair
                                                         Cost            Value
                                                        -----------  -----------
     Due in less than one year                          $1,507,047   $1,457,985
     Due from one to five years                          4,967,068    4,833,108
     Due from five to ten years                            750,000      726,955
                                                        ----------   ----------
                                                        $7,224,115   $7,018,048
                                                        ==========   ==========



Securities with a carrying value of $500,000 at December 31, 1999 were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                                December 31,
                                                                   1999
                                                           ---------------------

                 Commercial                                 $  5,870,000
                 Real estate - construction                    4,709,000
                 Real estate - other                           2,557,000
                 Consumer instalment and other                 4,376,715
                                                            ------------
                                                              17,512,715
                 Unearned income                                  (6,511)
                 Allowance for loan losses                      (264,975)
                                                            -------------
                 Loans, net                                 $  17,241,229
                                                            ==============
Changes in the allowance for loan losses are as follows:


                                                              Year Ended
                                                             December 31,
                                                                 1999
                                                           ---------------

                 Balance, beginning of year                $           -
                 Provision for loan losses                       264,975
                 Loans charged off                                     -
                 Recoveries of loans previously
                    charged off                                        -
                                                           -------------
                 Balance, end of year                      $     264,975
                                                           ==============

The following is a summary of information pertaining to impaired loans:


                                                             December 31,
                                                                1999
                                                          ----------------

      Impaired loans without a valuation allowance        $      4,700
      Impaired loans with a valuation allowance                      -
                                                          ----------------
      Total impaired loans                                $      4,700
                                                          ================
      Valuation allowance related to impaired loans       $          -
                                                          ================
      Average investment in impaired loans                $        285
                                                          ================


Interest income recognized on impaired loans was insignificant for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                    Balance, beginning of year                 $      -
                       Advances                                 163,650
                       Repayments                                (2,401)
                                                               ---------
                    Balance, end of year                       $ 161,249
                                                               ==========


NOTE 4.           BUILDING AND EQUIPMENT

Building and equipment are summarized as follows:


                                                           December 31,
                                                   -----------------------------
                                                      1999            1998
                                                   ------------   --------------

                     Leasehold improvements        $     27,354   $   11,390
                     Building                         2,066,781            -
                     Furniture and equipment            253,540       42,048
                     Construction in progress                 -      185,724
                                                   ------------   --------------
                                                      2,347,675      239,162
                     Less accumulated depreciation      (93,981)      (9,422)
                                                   -------------  --------------
                                                   $  2,253,694   $  229,740
                                                   ============   ==============



NOTE 5.           DEPOSITS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6.           INCOME TAXES

At December 31, 1999, scheduled maturities of time deposits are as follows:

                      2000                                       $   12,121,331
                      2001                                              979,398
                      2002                                              179,175
                      2003                                               33,817
                      2004                                              466,744
                                                                 ---------------
                                                                 $   13,780,465
                                                                 ===============

Income tax expense consists of the following:

                                                            Years Ended
                                                            December 31,
                                           -------------------------------------
                                                 1999                 1998
                                           ----------------     ----------------

         Current                           $  (253,058)         $  (19,196)
         Deferred                               20,167            (175,732)
         Change in valuation allowance         232,891             194,928
                                           -----------          ----------
         Income tax expense                $         -          $        -
                                           ===========          ==========


The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                Years Ended December 31,
                               -------------------------------------------------
                                    1999                          1998
                               ---------------------   -------------------------
                               Amount        Percent   Amount          Percent
                               ----------    -------   ---------     -----------

  Income taxes at              $(194,934)     (34)%    $(163,410)        (34)%
     statutory rate
  Change in valuation            232,891       41        194,928          40
     allowance
  State tax benefits             (34,242)      (6)       (31,518)         (6)
  Other                           (3,715)      (1)            -            -
                               ----------   -------    ----------   ----------
  Income tax expense           $       -        -%     $      -            -%
                               ==========   =======    ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6.           INCOME TAXES (Continued)

                    The components of deferred income taxes are as follows:


                                                         December 31,
                                         ---------------------------------------
                                                1999                  1998
                                         ----------------       ----------------

       Deferred tax assets:
       Loan loss reserves                $  56,094              $      -
       Depreciation                          6,116                     -
       Securities available-for-sale        70,063                     -
       Preopening and organization         151,983               175,732
         expenses
       Net operating loss carryforward     272,254                19,196
                                         ----------             ---------
                                           556,510               194,928
       Valuation allowance                (497,882)             (194,928)
                                         ----------             ---------
                                            58,628                     -
                                         ----------             ---------

       Deferred tax liabilities:
       Accrual to cash adjustment           58,628                     -
                                         ---------              --------

       Net deferred taxes                $       -              $      -
                                         =========              =========



NOTE 7.           RELATED PARTY TRANSACTIONS AND LEASES

On February 4, 1998, the Company entered into a lease with an organizer and a director of the Company for the land on which the Company's building is located. The lease is for a twenty year term and can be extended for four additional
                                       66

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.           RELATED PARTY TRANSACTIONS AND LEASES (Continued)

periods of five years each. The base annual rent is $40,000, payable in monthly installments of $3,333.33. Beginning on the first day of the fourth lease year and on the first day of each lease year thereafter, ("change date"), rent shall increase by the percentage by which the average CPI for the previous lease year exceeds the average CPI for the year preceding the previous change date, but not to exceed 5% in any event. In no event shall rent be less than it was for the prior lease year. For this lease, the "average CPI" is the average monthly consumer price index for the particular lease year in question during the term of this lease. The Company is responsible for all property taxes.


The total minimum rental commitment at December 31, 1999 is due as follows:

      During the year ending December 31,
         2000                                                         $ 40,000
         2001                                                           40,000
         2002                                                           40,000
         2003                                                           40,000
         2004                                                           40,000
         Due thereafter                                                537,000
                                                                      ----------
                                                                      $ 737,000
                                                                     ==========


Total rental expense for the years ended December 31, 1999 and 1998 was $102,179 and $92,768, respectively.


NOTE 8.           EMPLOYEE BENEFIT PLANS

                           401(k) Profit Sharing Plan

                  The Company has a contributory 401(k) profit sharing plan for the benefit of its eligible employees and their beneficiaries, subject to certain eligibility and participation rules. Currently, the Company does not contribute to the 401(k) profit sharing plan.


NOTE 9.           STOCK OPTIONS

     In connection with the organization of the Company, employment contracts were provided to the senior management granting a total of 25,000 options. These options are exercisable at book value or $10 per share, whichever is less, and expire five years from the grant date, unless extended by the Board of Directors for an additional five year period.
                                       67

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.           STOCK OPTIONS (Continued)

                  Other pertinent information related to the options is as follows:


                                                            December 31,
                                                               1999
                                                     ---------------------------
                                                                       Weighted-
                                                                       average
                                                                      Exercise
                                                     Number            Price
                                                     -----------  --------------

   Under option, beginning of year                            -   $          -
     Granted                                             25,000          10.00
     Exercised                                                -              -
     Terminated                                               -              -
                                                     -----------
     Under option and exercisable, end of year           25,000          10.00
                                                     ===========
     Weighted average fair value of
     options granted during the year                 $     2.71
                                                     ===========


Information pertaining to options outstanding at December 31, 1999 is as follows:


                           Options Outstanding                          Options Exercisable
                     ------------------------------                    ----------------------
                                        Weighted-
                                        Average         Weighted-                 Weighted-
                                       Remaining        Average                   Averaged
       Range of             Number     Contractual      Exercise      Number      Exercise
     Exercise Prices      Outstanding     Life            Price      Exercise       Price
 -----------------------  -----------  ------------     ---------    --------     ----------

     $10.00                25,000        4 years         $10.00      25,000        $ 10.00
                           ======                                    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.           STOCK OPTIONS (Continued)

The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, net loss and losses per share would have been adjusted to the pro forma amounts indicated below.


                                                             Year Ended
                                                             December 31,
                                                               1999
                                                             ------------

     Net loss                      As reported               $(573,335)
                                   Pro forma                 $(641,150)

     Losses per share              As reported               $(0.65)
                                   Pro forma                 $(0.73)

     Losses per share -            As reported               $(0.65)
     assuming dilution             Pro forma                 $(0.73)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


                                                            Year Ended
                                                            December 31,
                                                               1999
                                                            -----------
      Dividend yield                                              -
      Expected life                                            5 years
      Expected volatility                                      0.01%
      Risk-free interest rate                                  6.43%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:


                                                     December 31
                                                        1999
                                                     -------------

             Letters of credit                       $   78,000
             Commitments to extend credit             4,974,000
                                                     ----------
                                                     $5,052,000
                                                     ==========


Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 11.          CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, and consumer loans to customers in Hall County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Forty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $1,860,000.


NOTE 12.          REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no dividends could be declared without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.          REGULATORY MATTERS (Continued)

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                            To Be Well
                                                     For Capital          Capitalized Under
                                                      Adequacy           Prompt Corrective
                               Actual                 Purposes           Action Provisions
                           ---------------         --------------      ---------------------
                           Amount       Ratio      Amount   Ratio      Amount       Ratio
                          --------    --------    --------  ------    -------       ------
                                                     (Dollars in Thousands)
                          -----------------------------------------------------------------------
December 31, 1999:
Total Capital to Risk
  Weighted Assets:
  Consolidated            $7,886       36.02%       $ 1,751     8%     $ N/A         N/A
  Bank                    $7,701       35.18%       $ 1,751     8%     $ 2,189       10%
Tier I Capital to Risk
Weighted Assets:
  Consolidated            $7,621       34.81%       $   876     4%     $ N/A         N/A
  Bank                    $7,436       33.97%       $   876     4%     $ 1,313        6%
Tier I Capital to
Average Assets:
  Consolidated            $7,621       26.60%       $ 1,146      4%    $ N/A          N/A
  Bank                    $7,436       25.95%       $ 1,146      4%    $ 1,433        5%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

       Cash, Due From Banks, Interest-Bearing Deposits, and Federal Funds Sold:

The carrying amounts of cash, due from banks, interest-bearing deposits, and Federal funds sold approximate their fair value.

        Securities Available-for-Sale:

Fair values for securities are based on available quoted market prices.

        Loans:

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         Deposits:

The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Accrued Interest:

   The carrying amounts of accrued interest approximate their fair values.
                         Off-Balance Sheet Instruments:

       The fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

   The   estimated   fair   values   and   related   carrying   amounts  of  the
Company's financial instruments were as follows:


                                   December 31, 1999             December 31, 1998
                               ---------------------------  ---------------------------------
                                 Carrying          Fair       Carrying         Fair
                                  Amount           Value       Amount          Value
                               -------------  ------------  ---------------  ----------------

Financial assets:
    Cash, due from banks,
    interest-bearing deposits,
    and Federal funds sold     $ 2,722,588     $ 2,722,588   $7,980,849       $ 7,980,849

    Securities available
      for sale                   7,018,048       7,018,048           -                 -

    Loans                       17,241,229      17,100,000           -                 -
    Accrued interest
     receivable                    209,338         209,338           -                 -

    Financial liabilities:

    Deposits                    21,744,293      21,793,828           -                 -
    Accrued interest payable        60,149          60,149           -                 -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.          SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:


                                                    Years Ended December 31,
                                                --------------------------------
                                                    1999               1998
                                                --------------    --------------

       Other operating expenses:
       Advertising                               $  111,766            $  4,355
       Office supplies                               51,498               5,107
       Professional and consulting fees              41,739              25,570
       Data processing                               80,961                -
       ATM expense                                   18,460                -
       Printing                                      42,117                -


NOTE 15.          PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations and cash flows of Southern Heritage Bancorp, Inc., as of and for the years ended December 31, 1999 and 1998:


                            CONDENSED BALANCE SHEETS

                                                    1999                1998
                                               ---------------     -------------
           Assets
            Cash                               $  184,518          $    3,640
            Interest-bearing deposits                   -           7,977,209
            Investment in subsidiary            7,230,823                   -
            Other assets                                -             454,782
                                              -----------          -------------

              Total assets                    $ 7,415,341          $8,435,631
                                              ===========          =============

           Liabilities                        $         -          $  240,888

           Stockholders' equity                 7,415,341           8,194,743
                                              -----------          -------------

          Total liabilities and               $ 7,415,341          $8,435,631
          stockholders' equity
                                              ===========          =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.          PARENT COMPANY FINANCIAL INFORMATION (Continued)


                     CONDENSED STATEMENTS OF OPERATIONS


                                                1999                   1998
                                        -----------------      -----------------

     Interest income                       $ 5,180                $ 122,226

                                        -----------------      -----------------
     Expenses
     Interest                                    -                   40,157
     Salaries and employee benefits              -                  342,913
     Other expenses                         24,828                  156,599
                                        -----------------      -----------------
     Total expenses                         24,828                  539,669

                                      -----------------      -----------------

     Loss before equity in loss of         (19,648)                (417,443)
     subsidiary

     Equity in loss of subsidiary         (553,687)                       -
                                      -----------------      -----------------

     Net loss before cumulative
     effect of change
     in accounting principle              (573,335)                (417,443)

     Cumulative effect of change
     in accounting principle                     -                  (63,175)
                                     -----------------      -----------------

     Net loss                           $ (573,335)              $ (480,618)
                                     =================      =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15.          PARENT COMPANY FINANCIAL INFORMATION (Continued)


                     CONDENSED STATEMENTS OF CASH FLOWS

                                                1999               1998
                                         -----------------    ---------------

      OPERATING ACTIVITIES
      Net loss                            $ (573,335)          $  (480,618)
      Adjustments to reconcile net
        loss to net cash provided by
        (used in) operating
        activities:
        Depreciation                               -                 9,107
        Write-off of organization cost             -                27,555
        Equity in loss of subsidiary         553,687                     -
        Other operating activities           213,894                76,467

                                         -----------------     ---------------

        Net cash provided by (used           194,246              (367,489)
        in) operating activities
                                         -----------------     ---------------

        INVESTING ACTIVITIES
        Purchase of building and
          equipment                               -               (170,840)
        (Increase) decrease in            7,977,209             (7,977,209)
          interest-bearing deposits
        Investment in subsidiary         (7,990,577)                     -
                                        -----------------    ---------------

        Net cash used in investing          (13,368)            (8,148,049)
          activities
                                        -----------------    ---------------

       FINANCING ACTIVITIES
       Proceeds from line of credit              -                 622,539

       Repayment of line of credit               -                (849,954)
       Proceeds from sale of common stock        -               8,783,440
       Stock issue costs                         -                 (49,490)
                                        -----------------    ---------------

       Net cash provided by financing            -               8,506,535
        activities
                                        -----------------    ---------------

       Net increase (decrease) in
         cash                                180,878               (9,003)


       Cash at beginning of year               3,640               12,643
                                        -----------------    ---------------

       Cash at end of year                 $ 184,518             $  3,640

                                        =================    ===============