Form 10QSB
period 2000-03-31
SOUTHERN HERITAGE BANCORP
filed 2000-05-15
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2000
                                            -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 333-47291

                         Southern Heritage Bancorp, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                          58-2352014
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

          3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
      --------------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 531-1240
                     ---------------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                             ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 878,344; $5 par value.

Transitional Small Business Disclosure Format     Yes        No     X
                                                      ---          ---

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX
                                      -----



                                                                                                                        Page
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheet - March 31, 2000................................................3

                     Condensed Consolidated Statements of Operations and
                      Comprehensive Loss - Three Months Ended
                      March 31, 2000 and 1999.............................................................................4

                     Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2000 and 1999................................................................5

                     Notes to Condensed Consolidated Financial Statements.................................................6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.............................................8


PART II.          OTHER INFORMATION

                  Item 6 - Exhibits and Reports on Form 8-K..............................................................12

                  Signatures.............................................................................................13

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (Unaudited)

             Assets
             ------
Cash and due from banks                                                                                      $           1,155,001
Federal funds sold                                                                                                       1,345,000
Securities available-for-sale, at fair value                                                                             7,027,486

Loans                                                                                                                   21,181,217
Less allowance for loan losses                                                                                             315,488
                                                                                                             ----------------------
          Loans, net                                                                                                    20,865,729
                                                                                                             ----------------------

Premises and equipment                                                                                                   2,224,582
Other assets                                                                                                               264,482
                                                                                                             ----------------------

          Total assets                                                                                       $          32,882,280
                                                                                                             ======================

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits
    Demand                                                                                                   $           3,317,636
    Interest-bearing demand                                                                                              4,772,839
    Savings                                                                                                              1,229,108
    Time                                                                                                                16,033,457
                                                                                                             ----------------------
          Total deposits                                                                                                25,353,040
Other liabilities                                                                                                          119,348
                                                                                                             ----------------------
          Total liabilities                                                                                             25,472,388
                                                                                                             ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 1,000,000 shares
      authorized; 878,344 shares issued
      and outstanding                                                                                                    4,391,720
    Capital surplus                                                                                                      4,339,985
    Accumulated deficit                                                                                                 (1,129,624)
    Accumulated other comprehensive loss                                                                                  (192,189)
                                                                                                             ----------------------
          Total stockholders' equity                                                                                     7,409,892
                                                                                                             ----------------------

          Total liabilities and stockholders' equity                                                         $          32,882,280
                                                                                                             ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                         2000                     1999
                                                                                --------------------    --------------------
Interest income
    Loans                                                                       $           490,330     $            73,109
    Taxable securities                                                                      105,922                   1,985
    Federal funds sold                                                                       20,742                 105,814
                                                                                --------------------    --------------------
              Total interest income                                                         616,994                 180,908

Interest expense on deposits                                                                252,767                  37,112
                                                                                --------------------    --------------------

              Net interest income                                                           364,227                 143,796
Provision for loan losses                                                                    52,255                  62,000
                                                                                --------------------    --------------------
              Net interest income after provision for loan losses                           311,972                  81,796
                                                                                --------------------    --------------------

Other operating income                                                                       33,310                   8,168
                                                                                --------------------    --------------------

Other expenses
    Salaries and other employee benefits                                                    173,352                 126,442
    Occupancy and equipment expenses                                                         60,259                  48,603
    Other operating expenses                                                                130,999                 194,015
                                                                                --------------------    --------------------
                                                                                            364,610                 369,060
                                                                                --------------------    --------------------

              Net loss before income taxes                                                  (19,328)               (279,096)

Income tax expense                                                                                -                       -
                                                                                --------------------    --------------------

              Net loss                                                           $          (19,328)    $          (279,096)

Other comprehensive income:
    Unrealized gains on securities available-for-sale
       arising during period                                                                 13,878                     797
                                                                                --------------------    --------------------

    Comprehensive loss                                                          $            (5,450)    $          (278,299)
                                                                                ====================    ====================

Basic and diluted losses per common share                                       $             (0.02)    $             (0.32)
                                                                                ====================    ====================

Weighted average shares outstanding                                                         878,344                 878,344
                                                                                ====================    ====================

Cash dividends per share of common stock                                        $                 -     $                 -
                                                                                ====================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                           2000                       1999
                                                                                ----------------------    ------------------------
OPERATING ACTIVITIES
    Net loss                                                                    $             (19,328)    $              (279,096)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                          30,746                      11,493
        Provision for loan losses                                                              52,255                      62,000
        Other operating activities                                                           (221,058)                    (42,837)
                                                                                ----------------------    ------------------------

              Net cash used in operating activities                                          (157,385)                   (248,440)
                                                                                ----------------------    ------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                      -                  (1,752,176)
    Maturities of securities available-for-sale                                                 4,440                           -
    Net increase in Federal funds sold                                                       (140,000)                (10,760,000)
    Increase in interest-bearing deposits in banks                                                  -                   7,977,209
    Net increase in loans                                                                  (3,676,755)                 (3,952,554)
    Purchase of premises and equipment                                                         (1,634)                   (152,447)
                                                                                ----------------------    ------------------------

              Net cash used in investing activities                                        (3,813,949)                 (8,639,968)
                                                                                ----------------------    ------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                3,608,747                  10,368,620
                                                                                ----------------------    ------------------------

              Net cash provided by financing activities                                     3,608,747                  10,368,620
                                                                                ----------------------    ------------------------

Net increase (decrease) in cash and due from banks                                           (362,587)                  1,480,212

Cash and due from banks, beginning of period                                                1,517,588                       3,640
                                                                                ----------------------    ------------------------

Cash and due from banks, end of period                                          $           1,155,001     $             1,483,852
                                                                                ======================    ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

        The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

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

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words "believe," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or security portfolio, demand for loans, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                                              Actual
                                                                    ------------------------------
                                                                      Southern        Southern
                                                                      Heritage        Heritage         Regulatory
                                                                       Bancorp          Bank          Requirement
                                                                    --------------  --------------  ---------------
                         Leverage capital ratios                         24.78 %         24.24 %           4.00 %
                         Risk-based capital ratios:
                            Core capital                                 37.80           36.98             4.00
                            Total capital                                39.07           38.25             8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:


                                                                                                   Increase (Decrease)
                                                       March 31,         December 31,        --------------------------------
                                                         2000                1999                Amount           Percent
                                                     --------------     ----------------     --------------    --------------
                                                                    (Dollars in Thousands)
                                                     ------------------------------------------------------
Cash and due from banks                              $       1,155      $         1,518      $        (363)       (23.91) %
Federal funds sold                                           1,345                1,205                140         11.62
Securities                                                   7,027                7,018                  9          0.13
Loans                                                       20,866               17,241              3,625         21.03
Premises and equipment                                       2,225                2,253                (28)        (1.24)
Other assets                                                   264                  218                 46         21.10
                                                     --------------     ----------------     --------------
                                                     $      32,882      $        29,453      $       3,429         11.64
                                                     ==============     ================     ==============

Deposits                                             $      25,353      $        21,744      $       3,609         16.60 %
Other liabilities                                              119                  294               (175)       (59.52)
Stockholders' equity                                         7,410                7,415                 (5)        (0.07)
                                                     --------------     ----------------     --------------
                                                     $      32,882      $        29,453      $       3,429         11.64
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 11.64%. This continued high rate of growth is not uncommon for a de novo bank. Deposit growth of 16.60% was invested in loans. The Company's loan to deposit ratio has increased slightly from 80.51% at December 31, 1999 to 83.55% at March 31, 2000 indicating continued strong loan demand in the Company's primary market area.

Results of Operations For The Three Months Ended March 31, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.




                                                     Three Months Ended                 Increase (Decrease)
                                                          March 31,              -----------------------------------
                                                     2000             1999           Amount            Percent
                                               ---------------   -------------   ---------------   -----------------
                                                            (Dollars in Thousands)
                                               -------------------------------------------------
Interest income                                $          617    $        181    $          436          240.88 %

Interest expense                                          253              37               216          583.78
                                               ---------------   -------------   ---------------

Net interest income                                       364             144               220          152.78

Provision for loan losses                                  52              62               (10)         (16.13)

Other income                                               33               8                25          312.50

Other expense                                             364             369                (5)          (1.36)
                                               ---------------   -------------   ---------------

Net loss                                                 (19)           (279)               260           93.19
                                               ===============   =============   ===============

As indicated in the above table, the Company's net interest income has increased by $220,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin increased to 5.26% during the first quarter of 2000 as compared to 4.58% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans.

The provision for loan losses was $52,000 during the first quarter of 2000 as compared to $62,000 for the same period in 1999. The amounts provided are due primarily to the net loan growth. The Company's reserve for loan losses amounted to 1.49% at March 31, 2000 as compared to 1.51% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                                    March 31,
                                                                                        ----------------------------------
                                                                                            2000                 1999
                                                                                        ----------------------------------
                                                                                             (Dollars in Thousands)
                                                                                        ----------------------------------
Nonaccrual loans                                                                        $           7     $             -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         -                   -
Restructured loans                                                                                  -                   -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      -                   -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      -                   -
Interest income that was recorded on nonaccrual and restructured loans                              -                   -

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    ---------------   ----------------
                                                                                         (Dollars in Thousands)
                                                                                    ----------------------------------

Average amount of loans outstanding                                                 $       19,223    $         1,967
                                                                                    ===============   ================

Balance of allowance for loan losses at beginning of period                         $          265    $             -
                                                                                    ---------------   ----------------

Loans charged off
   Commercial and financial                                                         $            -    $             -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                   (2)                 -
                                                                                    ---------------   ----------------
                                                                                                (2)                 -
                                                                                    ---------------   ----------------

Loans recovered
   Commercial and financial                                                                      -                  -
   Real estate mortgage                                                                          -                  -
   Installment                                                                                   -                  -
                                                                                    ---------------   ----------------
                                                                                                 -                  -
                                                                                    ---------------   ----------------

Net charge-offs                                                                                (2)                  -
                                                                                    ---------------   ----------------

Additions to allowance charged to operating expense during period                               52                 62
                                                                                    ---------------   ----------------

Balance of allowance for loan losses at end of period                               $          315    $            62
                                                                                    ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                 0.01%                 -%
                                                                                    ===============   ================


Other income has increased during the first quarter of 2000 as compared to the same period in 1999 by $25,000 due primarily to increased service charges of $20,000.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Overall net loss has decreased by $260,000 during the first quarter of 2000 as compared to the same period in 2000 due to increased net interest income, increased other income, and decreased operating costs.

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


                                              SOUTHERN HERITAGE BANCORP, INC.




DATE: May 15, 2000                   BY:  /s/ John Evans
      ---------------------               -------------------------------------
                                            John Evans, Chief Financial Officer