Form 10QSB
period 2000-06-30
SOUTHERN HERITAGE BANCORP
filed 2000-08-11
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2000
                                           -------------------------

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

                                (770) 531-1240
                           ------------------------
                          (Issuer's telephone number)

                                      N/A
     --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 878,344; $5 par value.

Transitional Small Business Disclosure Format     Yes              No     X
                                                      ---                ---

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY




--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

               Condensed Consolidated Balance Sheet - June 30, 2000...........3
               Condensed Consolidated Statements of Operations and
                Comprehensive Loss - Three Months and Six Months Ended
                June 30, 2000 and 1999........................................4

               Condensed Consolidated Statements of Cash Flows - Six Months
                Ended June 30, 2000 and 1999..................................5

               Notes to Condensed Consolidated Financial Statements...........6

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........7


PART II.     OTHER INFORMATION

             Item 4 - Submission of Matters to a Vote of Security Holders....13

             Item 6 - Exhibits and Reports on Form 8-K.......................13

             Signatures......................................................14

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                       Assets
                                       ------

Cash and due from banks                                            $  1,503,837
Federal funds sold                                                    2,525,000
Securities available-for-sale, at fair value                          7,046,915

Loans                                                                21,956,597
Less allowance for loan losses                                          358,437
                                                                   ------------
          Loans, net                                                 21,598,160
                                                                   ------------

Premises and equipment                                                2,208,201
Other assets                                                            314,408
                                                                   ------------

          Total assets                                             $ 35,196,521
                                                                   ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
    Demand                                                         $  3,667,159
    Interest-bearing demand                                           6,115,832
    Savings                                                           1,474,715
    Time                                                             16,420,133
                                                                   ------------
          Total deposits                                             27,677,839
Other liabilities                                                       120,192
                                                                   ------------
          Total liabilities                                          27,798,031
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 1,000,000 shares
      authorized; 878,344 shares issued
      and outstanding                                                 4,391,720
    Capital surplus                                                   4,339,985
    Accumulated deficit                                              (1,137,309)
    Accumulated other comprehensive loss                               (195,906)
                                                                   ------------
          Total stockholders' equity                                  7,398,490
                                                                   ------------

          Total liabilities and stockholders' equity               $ 35,196,521
                                                                   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SOUTHERN HERITAGE BANCORP, INC.
                                 AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                     Three Months Ended              Six Months Ended
                                                                           June 30,                     June 30,
                                                                 --------------------------    --------------------------
                                                                     2000          1999            2000           1999
                                                                 -----------    -----------    -----------    -----------
Interest income
    Loans                                                        $   591,915    $   164,765    $ 1,082,245    $   237,874
    Taxable securities                                               109,009         46,738        214,931         48,723
    Federal funds sold                                                21,449        144,695         42,191        250,509
                                                                 -----------    -----------    -----------    -----------
              Total interest income                                  722,373        356,198      1,339,367        537,106

Interest expense on deposits                                         298,652        159,878        551,419        196,990
                                                                 -----------    -----------    -----------    -----------

              Net interest income                                    423,721        196,320        787,948        340,116
Provision for loan losses                                             56,000         58,400        108,255        120,400
                                                                 -----------    -----------    -----------    -----------
              Net interest income  after
                provision for loan losses                            367,721        137,920        679,693        219,716
                                                                 -----------    -----------    -----------    -----------

Other income                                                          35,993         14,518         69,303         22,686
                                                                 -----------    -----------    -----------    -----------


Other expenses
    Salaries and employee benefits                                   193,379        136,496        372,079        262,938
    Occupancy and equipment expenses                                  70,248         53,884        123,067        102,487
    Other operating expenses                                         147,771         87,541        280,862        281,556
                                                                 -----------    -----------    -----------    -----------
              Total other expenses                                   411,398        277,921        776,008        646,981
                                                                 -----------    -----------    -----------    -----------

              Income before income taxes                              (7,684)      (125,483)       (27,012)      (404,579)
Income tax expense                                                        --             --             --             --
                                                                 -----------    -----------    -----------    -----------

              Net loss                                                (7,684)      (125,483)       (27,012)      (404,579)

Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale
      arising during period                                           (3,717)       (89,119)        10,161        (88,322)
                                                                 -----------    -----------    -----------    -----------

              Comprehensive loss                                 $   (11,401)   $  (214,602)   $   (16,851)   $  (492,901)
                                                                 ===========    ===========    ===========    ===========

Basic and diluted losses per common share                        $     (0.01)   $     (0.14)   $     (0.03)   $     (0.46)
                                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding                              $   878,344    $   878,344    $   878,344    $   878,344
                                                                 ===========    ===========    ===========    ===========

Dividends declared per common share                              $        --    $        --    $        --    $        --
                                                                 ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY 51

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS 78
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                              2000            1999
                                                          ------------    ------------
OPERATING ACTIVITIES
    Net loss                                              $    (27,012)   $   (404,579)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                            58,989          22,986
        Provision for loan losses                              108,255         120,400
        Other operating activities                            (270,141)        (66,862)
                                                          ------------    ------------

              Net cash used in operating activities           (129,909)       (328,055)
                                                          ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                 (24,500)     (4,980,516)
    Maturities of securities available-for-sale                  5,794              --
    Net increase in Federal funds sold                      (1,320,000)    (11,370,000)
    Decrease in interest-bearing deposits in banks                  --       7,977,209
    Net increase in loans                                   (4,465,186)     (7,704,188)
    Purchase of premises and equipment                         (13,496)       (976,229)
                                                          ------------    ------------

              Net cash used in investing activities         (5,817,388)    (17,053,724)
                                                          ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                 5,933,546      17,847,667
                                                          ------------    ------------

              Net cash provided by financing activities      5,933,546      17,847,667
                                                          ------------    ------------

Net increase (decrease) in cash and due from banks             (13,751)        465,888

Cash and due from banks, beginning of period                 1,517,588           3,640
                                                          ------------    ------------

Cash and due from banks, end of period                    $  1,503,837    $    469,528
                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Southern Heritage Bancorp, Inc. (the "Company") is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the "Bank"). The Bank is a commercial bank sale of its common stock and obtained all necessary regulatory approvals to commence operations in December of 1998. The Bank commenced operations on January 4, 1999.

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as was amended by SFAS 137 delaying the effective date. This statement is required to be adopted for fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivatives change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

Liquidity and Capital Resources
-------------------------------

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities. Also, the Company maintains relationships with correspondent banks which could provide funds on short notice.

The liquidity and capital resources of the Company and Bank are monitored on a periodic basis by management and Federal regulatory authorities. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. The Company's short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of June 30, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory. The liquidity ratio was 38.0% at June 30, 2000.

At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                          Actual
                              ------------------------------
                                 Southern        Southern        Regulatory
                                 Heritage        Heritage         Minimum
                                 Bancorp           Bank         Requirement
                              --------------  --------------  ---------------

  Leverage capital ratio         21.99 %          21.58 %           4.00 %
  Risk-based capital ratios:
     Core capital                27.93            27.41             4.00
     Total capital               29.28            28.76             8.00


Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                                                                    Increase (Decrease)
                                                         June 30,         December 31,        --------------------------------
                                                           2000               1999                Amount           Percent
                                                       -------------     ----------------     --------------    --------------
                                                                      (Dollars in Thousands)
                                                       -----------------------------------------------------
Cash and due from banks                                $      1,504      $         1,518      $         (14)        (0.92) %
Federal funds sold                                            2,525                1,205              1,320        109.54
Securities                                                    7,047                7,018                 29          0.41
Loans, net                                                   21,598               17,241              4,357         25.27
Premises and equipment                                        2,208                2,253                (45)        (2.00)
Other assets                                                    315                  218                 97         44.50
                                                       -------------     ----------------     --------------
                                                       $     35,197      $        29,453      $       5,744         19.50
                                                       =============     ================     ==============

Deposits                                               $     27,678      $        21,744      $       5,934         27.29 %
Other liabilities                                               121                  294               (173)       (58.84)
Stockholders' equity                                          7,398                7,415                (17)        (0.23)
                                                       -------------     ----------------     --------------
                                                       $     35,197      $        29,453      $       5,744         19.50
                                                       =============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 19.50% for the six months ended June 30, 2000. This continued high rate of growth is not uncommon for a de novo bank and is expected over the next year. Deposit growth of 27.29% was primarily used to fund loan growth and the excess funds were invested in Federal funds sold. Currently, excess funds are invested in short-term securities or Federal funds sold in the anticipation of future loan growth. The Company's loan to deposit ratio has decreased slightly from 80.51% at December 31, 1999 to 79.33% at June 30, 2000. The decrease in the loan to deposit ratio is due to deposit growth versus loan growth.

The decrease in stockholders' equity includes the net loss for the six months ended June 30, 2000 of $27,000 offset by a $10,000 improvement in unrealized losses on securities available-for-sale.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2000 and 1999

Net Interest Income

The Company's net interest income has increased by $227,000 and $448,000 for the three and six month periods ended June 30, 2000, respectively as compared to the same period in 1999. The Company's net interest margin increased to 4.65% during the first six months of 2000 as compared to 4.58% for the year ended December 31, 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of interest-earning assets. Total interest-earning assets have increased by $7.6 million since June 30, 1999. The increase in total loans during the same period was $14.3 million. Interest-bearing deposits have increased from June 30, 1999 $8.2 million, which indicates the use of the Company's original capital in funding a portion of the loan growth over the past twelve months.

Provision for Loan Losses

The provision for loan losses was $108,000 during the first six months of 2000 as compared to $120,000 for the same period in 1999. The amount provided is due primarily to overall loan growth, increases in nonaccrual and past due loans and an increase in net charge-offs. The increase in nonaccrual and past due loans is not believed to represent a trend or unusual pattern, and is considered reasonable at a combined .52% of total loans. The Company's allowance for loan losses amounted to 1.63% at June 30, 2000 as compared to 1.51% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2000 and 1999 is as follows:

                                                            June 30,
                                              ----------------------------------
                                                   2000                 1999
                                              ----------------------------------
                                                    (Dollars in Thousands)
                                              ----------------------------------
Nonaccrual loans                               $          30     $             -
Loans contractually past due ninety
 days or more as to interest or principal
 payments and still accruing                              85                   -
Restructured loans                                         -                   -
Loans, now current about which there are
 serious doubts as to the ability of the
 borrower to comply with loan repayment
 terms                                                     -                   -
Interest income that would have been
 recorded on nonaccrual and restructured
 loans under original terms                                -                   -
Interest income that was recorded on
 nonaccrual and restructured loans                         -                   -


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

Information regarding certain loans and allowance for loan loss data through June 30, 2000 and 1999 is as follows:

                                                       Six Months Ended
                                                            June 30,
                                              ----------------------------------
                                                   2000               1999
                                              ---------------   ----------------
                                                    (Dollars in Thousands)
                                              ----------------------------------

   Average amount of loans outstanding         $       20,795    $         4,087
                                              ===============   ================

   Balance of allowance for loan losses
    at beginning of period                     $          265    $             -
                                              ---------------   ----------------

   Loans charged off
     Commercial and financial                  $          (8)    $             -
     Real estate mortgage                                   -                  -
     Instalment                                           (7)                  -
                                              ---------------   ----------------
                                                         (15)                  -
                                              ---------------   ----------------

   Loans recovered
     Commercial and financial                               -                  -
     Real estate mortgage                                   -                  -
     Installment                                            -                  -
                                              ---------------   ----------------
                                                            -                  -
                                              ---------------   ----------------

   Net charge-offs                                       (15)                  -
                                              ---------------   ----------------

   Additions to allowance charged to
    operating expense during period                       108                120
                                              ---------------   ----------------

   Balance of allowance for loan losses at
    end of period                              $          358    $           120
                                              ===============   ================

   Ratio of net loans charged off during
    the period to average loans outstanding             0.07%                 -%
                                              ===============   ================

Other Income

Other income increased by $21,000 and $47,000 for the three and six months ended June 30, 2000, respectively, as compared to the same period in 1999. The increase is due primarily to increased service charges of $17,000 and $36,000 for the three and six months ended June 30, 2000 as compared to the same period in 1999.

Income Taxes

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Other Expenses

Other expenses increased by $133,000 and $129,000 for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The single most significant expense item included in other expenses is salaries and employee benefits which represents 47% of total other expenses. The increase in salaries and employee benefits of $57,000 and $104,000 for the three and six month periods in 2000 as compared to 1999 is due to the increase in number of employees. The number of full-time equivalent employees as of June 30, 2000 was 15 compared to 11 a year earlier. Occupancy and equipment expenses have increased by $28,000 for the six month period ended June 30, 2000 as compared to the same period in 1999. The increases are due to depreciation expense and routine maintenance expenses related to the main office building, which was not completed until the third quarter of 1999. Other operating expenses increased by $60,000 for the three month period and decreased by $3,000 for the six month period ended June 30, 2000. The increase for the second quarter of 2000 is directly related to overall growth of the Bank. Other operating expenses for the six month period ended June 30, 1999 included one-time start-up expenses of approximately $45,000.

Net Income

The net loss has decreased by $118,000 and $378,000 during the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

                          PART II - OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on June 14, 2000.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

                  A. Terry Hayes             2003
                  Wm. David Merritt          2003
                  C. Talmadge Garrison       2003
                  Earl C. Gilleland          2003

         (c) Mauldin & Jenkins, LLC was ratified as the Company's independent auditors for fiscal year 2000.

                  The shares represented at the meeting (528,946 shares or 60.22%) voted as follows:

                  Item (b)                For      Against   Abstain     Total

                  A. Terry Hayes          519,476     -      9,470       528,946
                  Wm. David Merritt       519,676     -      9,270       528,946
                  C. Talmadge Garrison    519,676     -      9,270       528,946
                  Earl C. Gilleland       519,676     -      9,270       528,946

                  Item (c)                For      Against   Abstain     Total

                  Ratification of
                  Mauldin & Jenkins, LLC  517,596  6,350     5,000       528,946


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.  Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On April 14, 2000, the Company filed an 8-K announcing the resignation of Mr. Gary Anderson from the position of Director, President and Chief Executive Officer of Southern Heritage Bancorp, Inc. and Southern Heritage Bank.

                                  SIGNATURES




        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SOUTHERN HERITAGE BANCORP, INC.


DATE:  August 11, 2000             BY:  /s/ Tren Watson
       ---------------                  --------------------------
                                        Tren Watson, President and
                                         Chief Executive Officer



DATE:  August 11, 2000             BY:  /s/ John Evans
       ---------------                  --------------------------
                                        John Evans, Chief Financial Officer