Form 10QSB
period 2000-09-30
SOUTHERN HERITAGE BANCORP
filed 2000-11-13
CIK 1056238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                                         --------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-47291

                        Southern Heritage Bancorp, Inc. .
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Georgia                               58-2352014
---------------------------------                 --------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
           ----------------------------------------------------------
                    (Address if principal executive offices)

                                 (770) 531-1240
                           (Issuer's telephone number)


                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes      No   X
                                                   -----    -----

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 2000.......... 3

         Condensed Consolidated Statements of Operations and
           Comprehensive Loss - Three Months and Nine Months ended
           September 30, 2000 and 1999 ..................................... 4

         Condensed Consolidated Statements of Cash Flows - Nine
            Months ended September 30, 2000 and 1999 ....................... 5

         Notes to Condensed Consolidated Financial Statements .............. 6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ....... 7

PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K  ....................... 10

         Signatures  ...................................................... 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                           $    904,002
Federal funds sold                                                   1,785,000
Securities available-for-sale, at fair value                         7,124,717

Loans                                                               25,665,970
Less allowance for loan losses                                         394,807
                                                                 --------------
          Loans, net                                                25,271,163
                                                                 --------------

Premises and equipment                                               2,187,093
Other assets                                                           340,136
                                                                 --------------

         Total assets                                             $ 37,612,111
                                                                 ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
   Demand                                                         $  3,486,790
   Interest-bearing demand                                           4,650,372
   Savings                                                           1,679,132
   Time                                                             20,143,554
                                                                 --------------
          Total Deposits                                            29,959,848

Other liabilities                                                      149,101
                                                                 --------------
          Total liabilities                                         30,108,949
                                                                 --------------

Commitments and contingent liabilities

Stockholders' equity
   Common stock, par value $5; 1,000,000 shares authorized;
    878,344 shares issued and outstanding                            4,391,720
   Capital surplus                                                   4,339,985
   Accumulated deficit                                              (1,109,791)
   Accumulated other comprehensive loss                               (118,752)
                                                                 --------------
          Total stockholders' equity                                 7,503,162
                                                                 --------------

          Total liabilities and stockholders' equity              $ 37,612,111
                                                                 ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                             CONDENSED CONSOLIDATED
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                   2000             1999              2000             1999
                                                              ---------------  ---------------   ---------------  ---------------
Interest income
   Loans                                                       $   673,256      $   292,767       $ 1,755,501      $   530,641
   Taxable securities                                              111,010           86,416           325,941          135,139
   Federal funds sold                                               16,881          106,830            59,072          357,339
                                                            ---------------  ---------------   ---------------  ---------------
          Total interest income                                    801,147          486,013         2,140,514        1,023,119
                                                            ---------------  ---------------   ---------------  ---------------

Interest expense
   Deposits                                                        342,883          202,917           894,302          399,907
   Other borrowings                                                  2,654                -             2,654                -
                                                            ---------------  ---------------   ---------------  ---------------
         Total interest expense                                    345,537          202,917           896,956          399,907
                                                            ---------------  ---------------   ---------------  ---------------

          Net interest income                                      455,610          283,096         1,243,558          623,212

Provision for loan losses                                           45,000           85,830           153,255          206,230
                                                            ---------------  ---------------   ---------------  ---------------
          Net interest income after
           provision for loan losses                               410,610          197,266         1,090,303          416,982
                                                            ---------------  ---------------   ---------------  ---------------

Other income                                                        39,383           24,776           108,686           47,462
                                                            ---------------  ---------------   ---------------  ---------------

Other expenses
   Salaries and employee benefits                                  242,738          146,141           614,817          409,079
   Occupancy and equipment expenses                                 61,794           49,433           184,861          151,920
   Other operating expenses                                        117,944          117,015           398,806          398,571
                                                            ---------------  ---------------   ---------------  ---------------
         Total other expenses                                      422,476          312,589         1,198,484          959,570
                                                            ---------------  ---------------   ---------------  ---------------

         Income (loss) before income taxes                          27,517          (90,547)              505         (495,126)
Income tax expense                                                       -                -                 -                -
                                                            ---------------  ---------------   ---------------  ---------------

          Net income (loss)                                    $    27,517      $   (90,547)      $       505      $  (495,126)

Other comprehensive income (loss):
   Unrealized gains (losses) on securities available-
     for-sale arising during period                                 77,154          (27,036)           87,315         (115,358)
                                                            ---------------  ---------------   ---------------  ---------------

          Comprehensive income (loss)                          $   104,671      $  (117,583)      $    87,820      $  (610,484)
                                                            ===============  ===============   =============== ================

Basic and diluted income (losses) per common share             $      0.03      $     (0.10)      $      0.00      $     (0.56)
                                                            ===============  ===============   =============== ================

Weighted average shares outstanding                                878,344          878,344           878,344          878,344
                                                            ===============  ===============   =============== ================

Dividends declared per common share                            $         -      $         -       $         -      $         -
                                                            ===============  ===============   =============== ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                  2000                1999
                                                                            ---------------      --------------
OPERATING ACTIVITIES
   Net income (loss)                                                          $        505        $   (495,126)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Depreciation                                                                  87,846              41,983
      Provision for loan losses                                                    153,255             206,230
      Other operating activities                                                  (261,813)           (121,978)
                                                                            ---------------      --------------

         Net cash used in operating activities                                     (20,207)           (368,891)
                                                                            ---------------      --------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                                            -          (6,734,473)
   Maturities of securities available-for sale                                           -                   -
   Purchase of FHLB stock                                                          (24,500)                  -
   Net change in Federal funds sold                                               (580,000)         (4,915,000)
   Decrease in interest-bearing deposits in banks                                        -           7,977,209
   Net increase in loans                                                        (8,183,189)        (13,741,541)
   Purchase of premises and equipment                                              (21,245)         (1,762,299)
                                                                            ---------------      --------------

         Net cash used in investing activities                                  (8,808,934)        (19,176,104)
                                                                            ---------------      --------------

FINANCING ACTIVITIES
   Net increase in deposits                                                      8,215,555          20,431,250
                                                                            ---------------      --------------

         Net cash provided by financing activities                               8,215,555          20,431,250
                                                                            ---------------      --------------

Net increase (decrease) in cash and due from banks                                (613,586)            886,255

Cash and due from banks, beginning of period                                     1,517,588               3,640
                                                                            ---------------      --------------

Cash and due from banks, end of period                                        $    904,002        $    889,895
                                                                            ===============      ==============


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

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words "believe," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or security portfolio, demand for loans, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources
-------------------------------

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to meet those needs. The Company seeks to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities. Also, the Company maintains relationships with correspondent banks and with the Federal Home Loan Bank which could provide funds on short notice.

The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by management and by the regulatory authorities. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated by the Company and accessing available funds through various borrowing arrangements. The Company's short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of September 30, 2000, the liquidity ratio of the Bank was 31.1%. This is a satisfactory ratio as determined under guidelines established by regulatory authorities.

At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank are as follows:

                                                                   Regulatory
                                               Actual               Minimum
                                      Southern Heritage Bank      Requirement
                                      ----------------------      -----------

Leverage capital ratio                         19.90%                 4.00%
Risk-based capital ratios:
   Core capital                                20.03%                 4.00%
   Total capital                               21.09%                 8.00%


Financial Condition
-------------------

The Company's total assets increased $8.2 million, or 27.70%, for the nine months ended September 30, 2000. This continued high rate of growth is not uncommon for a de novo bank and is expected over the next year. Deposits increased $8.2 million, or 37.79%, for the nine-month period. This growth in deposits was used to fund loan growth of $8.2 million, or 46.61%. The Company's loan to deposit ratio increased from 80.51% at December 31, 1999 to 85.67% at September 30, 2000.

The increase in stockholders' equity includes the net income of $500 for the nine months ended September 30, 2000 and the improvement in unrealized losses on securities available-for-sale of $87,000.

Results of Operations
---------------------
Three and Nine Months ended September 30, 2000 and 1999

Net Interest Income

The Company's net interest income has increased by $173,000 and $620,000 for the three- and nine-month periods ended September 30, 2000, respectively as compared to the same period in 1999. The Company's net interest margin increased to 4.97% during the first nine months of 2000 as compared to 4.58% for the year ended December 31, 1999. The increase in net interest income and net interest margin is due to the increased volume of interest-earning assets, particularly in the higher yielding loan portfolio. Total interest-earning assets have increased by $9.3 million since September 30, 1999. Total loans have grown $12.0 million to $25.7 million, or 74% of total interest-earning assets at September 30, 2000, compared to $13.7 million, or 54% of total interest-earning assets as of September 30, 1999.

Provision for Loan Losses

The provision for loan losses was $153,000 during the first nine months of 2000 as compared to $206,000 for the same period in 1999. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $395,000, or 1.54% of total loans, as of September 30, 2000, compared to $265,000, or 1.51% of total loans, as of December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions that may affect the borrower's ability to repay and the underlying collateral value.

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2000, non-accrual loans were $74,000 or
 .29% of total loans. There were no loans past due more than 90 days still accruing interest nor any restructured loans.

At September 30, 2000, loans classified as substandard were $764,000, or 2.98% of total loans. Total loans charged off during the first nine months of 2000 were $23,000, or .10% of average loans. There were no loans charged off during the same period of 1999. There were no recoveries of previously charged off loans during either period.

The level of classified, non-accrual, past due and charged-off loans is considered reasonable. Increases are not believed to represent a trend or unusual pattern.

Other Income

Other income increased by $15,000 and $61,000 for the three and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. The increase is due primarily to increased service charges of $12,000 and $48,000, respectively. The increase in service charges is a result of increased deposit customers and related activity.

Other Expenses

Other expenses increased by $110,000 and $239,000 for the three- and nine- month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. The largest component of other expenses is salaries and employee benefits, which increased $97,000 and $206,000, respectively, during the same time periods. The increase in salaries and employee benefits is due primarily to an increase in the number of employees from 13 at September 30, 1999 to 18 at September 30, 2000. Occupancy and equipment expenses increased $12,000 and $33,000 for the three- and nine-month periods ended September 30, 2000, as compared to the same periods in 1999. The increases are due to depreciation expense and routine maintenance expenses related to the main office building, which was completed during the third quarter of 1999. Other operating expenses remained constant in 2000 as compared to the same period in 1999.

Income Taxes

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Net Income

Net income was $27,517 and $505 for the three and nine months ended September 30, 2000, compared to a net loss of $90,547 and $495,126 for the same periods in 1999. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

          On July 17, 2000, the Company filed a Form 8-K announcing the resignation of James E. Palmour, III from the position of Director and Secretary of Southern Heritage Bancorp, Inc. and Southern Heritage Bank.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Southern Heritage Bancorp, Inc.



DATE:  November 13, 2000    BY:  /s/ Tren Watson
      -------------------     --------------------------------------------------
                              Tren Watson, President and Chief Executive Officer



DATE:  November 13, 2000    BY:  /s/  Rita B. Gray
      -------------------     --------------------------------------------------
                              Rita B. Gray, Chief Financial Officer