Form 10KSB
period 2000-12-31
SOUTHERN HERITAGE BANCORP
filed 2001-03-26
CIK 1056238

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year Commission file number

ended December 31, 2000 333-47291

SOUTHERN HERITAGE BANCORP, INC.

(Name of small business issuer in its charter)

Georgia 58-2386654

(State of Incorporation) (I.R.S. Employer

Identification No.)

3461 Atlanta Highway

P. O. Box 907

Oakwood, Georgia 30566

(Address of principal executive offices) (Zip Code)

(770) 531-1240

(Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $5.00 par value

(Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 2000 were $3,202,394.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2001 was $7,148,340 based on recent private sales known to the Registrant at a price of $10.00 per share. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2001 was 878,344 shares of common stock.

Documents Incorporated by Reference: Certain pages of the 2000 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001 are incorporated herein by reference in Parts II, III, and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes No X

Page 1 of ____

Exhibit Index on Page ___

TABLE OF CONTENTS

PART I Page

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS................................. 14

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS...................... 14

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION ............................ 14

ITEM 7. FINANCIAL STATEMENTS ............................ 14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE ............................ 15

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

AND CONTROL PERSONS ............................. 15

ITEM 10. EXECUTIVE COMPENSATION .......................... 15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT ................ 15

ITEM 12. CERTAIN RELATIONSHIPS AND

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

The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

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

Financial Services Modernization Act. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be "financial" in nature or "incidental" to such activities, as well as "complementary" activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be "closely related to banking."

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

Employees

As of March 1, 2001,the Bank had 17 full-time employees and 2 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

The Company and the Bank constructed a 10,000 square foot, two-story building on the property for the Bank. There are four teller stations inside and four drive through stations. There is also a stand-alone automatic teller machine accessible by automobile. The cost of construction of the building was approximately $2,060,000. The furniture, fixtures and equipment necessary for operation of the Bank cost approximately $236,000. Construction, equipping and occupancy of the bank building by the Bank occurred on August 30, 1999. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and when the Bank was originally capitalized. The Bank opened for business on January 4, 1999, in a temporary building located on a portion of the site of the permanent bank building.

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

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, 878,344 shares were outstanding to approximately 1,300 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 31 through 45 of the Company's 2000 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon, dated February 8, 2001, appearing on pages 3 through 27 of Company's 2000 Annual Report to Shareholders, are incorporated by reference in this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 5, and under Non-Director Executive Officers of the Bank on page 7, of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2001, which information is incorporated by reference in this Form 10-KSB Annual Report. In addition, the information concerning compliance with Section 16(a) of the Exchange Act shown under Filings under Section 16(a) on page 12 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report. The information in said Proxy Statement discloses that there were no reporting person delinquencies.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on pages 7 through 9 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2001, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners which appears on page 12 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2001, is incorporated by reference in this Form 10-KSB Annual Report.

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 9 through 11 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2001, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management, which appears on page 9 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2001, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, incorporated herein by reference from pages 3 through 27 of the Company's 2000 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

The Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company, incorporated by reference from pages 31 through 45 of the Company's 2000 Annual Report to Shareholders, have been filed as Item 6 of Part II of this report and are attached hereto as Exhibit 13.2.

2. Exhibits

Exhibit Numbers

Sequential

Page Number

3.1* Articles of Incorporation --

3.2* Bylaws --

13.1 Consolidated Financial Statements of

the Company 20

13.2 Management's Discussion and Analysis

of Financial Condition and Results of

Operations 44

21.1 Subsidiaries of the Company. The

sole subsidiary of the Company is

Southern Heritage Bank,

Oakwood, Georgia, which is

wholly-owned by the Company. --

________________________

*Items 3.1 through 3.2, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-47291) and such documents are incorporated herein by reference.

(b) Reports on Form 8-K

No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

SOUTHERN HERITAGE BANCORP, INC.

By: s/Tren Watson

Tren Watson

President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2001.

Signature Title

s/Tren Watson Director; President and C.E.O.

Tren Watson

s/Rita Gray Chief Financial Officer

Rita Gray

s/Lowell S. (Casey) Cagle Director; Chairman

Lowell S. (Casey) Cagle

s/C. Talmadge Garrison Director

C. Talmadge Garrison

_________________________ Director

Earl C. Gilleland

_________________________ Director

A. Terry Hayes

_________________________ Director

Wm. David Merritt

[SIGNATURES CONTINUED ON NEXT PAGE]

s/Harold D. Nichols Director

Harold D. Nichols

s/Edward R. Quillian Director

Dr. Edward R. Quillian

_________________________ Director

M. Milton Robson

s/Donald W. Smith Director

Donald W. Smith

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers:

Not Applicable.