Form 10QSB
period 2001-03-31
SOUTHERN HERITAGE BANCORP
filed 2001-04-26
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-47291

                       Southern Heritage Bancorp, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2386654
--------------------------------                         -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
           ----------------------------------------------------------
                    (Address if principal executive offices)

                                 (770) 531-1240
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No _____
                                                               ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2001: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes____  No  X
                                                            ----

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY



   --------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet - March 31, 2001.............   3

          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) - Three Months ended
           March 31, 2001 and 2000..........................................   4

          Condensed Consolidated Statements of Cash Flows - Three
            Months ended March 31, 2001 and 2000............................   5

          Notes to Condensed Consolidated Financial Statements..............   6

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........   7

PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K.........................  10

          Signatures........................................................  11

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                      $   1,469,750
Federal funds sold                                               4,449,000
Securities available-for-sale, at fair value                     7,806,182

Loans                                                           28,607,732
Less allowance for loan losses                                     439,571
                                                             -------------
          Loans, net                                            28,168,161
                                                             -------------

Premises and equipment                                           2,155,477
Other assets                                                       317,216
                                                             -------------

         Total assets                                        $  44,365,786
                                                             =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Deposits
   Demand                                                    $   4,178,745
   Interest-bearing demand                                       6,554,750
   Savings                                                       1,852,540
   Time                                                         22,110,611
                                                             -------------
          Total Deposits                                        34,696,646

Other borrowings                                                 1,700,000
Other liabilities                                                  232,656
                                                             -------------
          Total liabilities                                     36,629,302
                                                             -------------



Stockholders' equity
   Common stock, par value $5; 1,000,000 shares authorized;
    878,344 shares issued and outstanding                        4,391,720
   Capital surplus                                               4,339,985
   Accumulated deficit                                          (1,057,000)
   Accumulated other comprehensive income                           61,779
                                                             -------------
          Total stockholders' equity                             7,736,484
                                                             -------------

          Total liabilities and stockholders' equity         $  44,365,786
                                                             =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            2001                2000
                                                        -----------         -----------
Interest income
   Loans                                                $   750,344         $   490,330
   Taxable securities                                       104,338             105,922
   Federal funds sold                                        77,586              20,742
                                                        -----------         -----------
          Total interest income                             932,268             616,994
                                                        -----------         -----------

Interest expense
   Deposits                                                 427,276             252,767
   Other borrowings                                          24,773                   -
                                                        -----------         -----------
         Total interest expense                             452,049             252,767
                                                        -----------         -----------
          Net interest income                               480,219             364,227

Provision for loan losses                                    37,000              52,255
                                                        -----------         -----------
          Net interest income after
           provision for loan losses                        443,219             311,972
                                                        -----------         -----------

Other income                                                 71,243              33,310
                                                        -----------         -----------

Other expenses
   Salaries and employee benefits                           259,513             173,352
   Occupancy and equipment expenses                          83,838              60,259
   Other operating expenses                                 132,917             130,999
                                                        -----------         -----------
         Total other expenses                               476,268             364,610
                                                        -----------         -----------

         Income (loss) before income taxes                   38,194             (19,328)
Income tax expense                                                -                   -
                                                        -----------         -----------

          Net income (loss)                             $    38,194         $   (19,328)

Other comprehensive income (loss):
   Unrealized gains on securities available-
     for-sale arising during period                          67,376              13,878
                                                        -----------         -----------

          Comprehensive income (loss)                   $   105,570         $    (5,450)
                                                        ===========         ===========
Basic and diluted income (losses) per common share      $      0.04         $     (0.02)
                                                        ===========         ===========
Weighted average shares outstanding                         878,344             878,344
                                                        ===========         ===========
Dividends declared per common share                     $         -         $         -
                                                        ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                           2001               2000
                                                                       -----------        -----------
OPERATING ACTIVITIES
   Net income (loss)                                                   $    38,194        $   (19,328)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                          29,983             30,746
      Provision for loan losses                                             37,000             52,255
      Other operating activities                                            31,146           (221,058)
                                                                       -----------        -----------

         Net cash provided by (used in) operating activities               136,323           (157,385)
                                                                       -----------        -----------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                           (3,915,245)                 -
   Maturities of securities available-for sale                           3,473,570              4,440
   Net (increase) decrease in Federal funds sold                           656,000           (140,000)
   Net increase in loans                                                (2,011,216)        (3,676,755)
   Purchase of premises and equipment                                      (12,317)            (1,634)
                                                                       -----------        -----------

         Net cash used in investing activities                          (1,809,208)        (3,813,949)
                                                                       -----------        -----------

FINANCING ACTIVITIES
   Net increase in deposits                                              2,148,873          3,608,747
                                                                       -----------        -----------

         Net cash provided by financing activities                       2,148,873          3,608,747
                                                                       -----------        -----------

Net increase (decrease) in cash and due from banks                         475,988           (362,587)

Cash and due from banks, beginning of period                               993,762          1,517,588
                                                                       -----------        -----------

Cash and due from banks, end of period                                 $ 1,469,750        $ 1,155,001
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

          The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as was amended by SFAS 137 delaying the effective date. This statement is required to be adopted for fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 did not have an effect on the Company's earnings or financial position.

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

Liquidity and Capital Resources
-------------------------------

Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to meet those needs. We seek to meet liquidity requirements primarily through management of short-term investments, monthly amortizing loans, maturing single payment loans, and maturities and prepayments of securities. Also, we maintain relationships with correspondent banks and with the Federal Home Loan Bank which could provide funds on short notice.

Our liquidity and capital resources are monitored on a periodic basis by management and by the regulatory authorities. Management reviews liquidity on a periodic basis to monitor and adjust liquidity as necessary. Management has the ability to adjust liquidity by selling securities available for sale, selling participations in loans generated and accessing available funds through various borrowing arrangements. Our short-term investments and available borrowing arrangements are adequate to cover any reasonably anticipated immediate need for funds.

As of March 31, 2001 our liquidity ratio was 33.6%. This is a satisfactory ratio as determined under guidelines established by regulatory authorities.

At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our Bank's actual capital ratios are as follows:

                                                          Regulatory
                                       Actual             Minimum
                              Southern Heritage Bank      Requirement
                              ----------------------      -----------
Leverage capital ratio                         17.54%            4.00%
Risk-based capital ratios:
   Core capital                                21.72%            4.00%
   Total capital                               23.01%            8.00%

Financial Condition
-------------------

Our total assets increased $2.3 million, or 5.40%, for the three months ended March 31, 2001. This rate of growth is not uncommon for a de novo bank and is expected to continue over the next year. Deposits increased $2.1 million, or 6.60%, for the three-month period. This growth in deposits was used to fund loan growth of $2.0 million, or 7.55%. Federal funds sold decreased $.7 million, or 12.85%, while securities increased $.5 million, or 6.95% during the three-month period.

An increase in stockholders' equity of $105,000 includes net income of $38,000 for the three months ended March 31, 2001 and an improvement in unrealized gains/losses on securities available-for-sale of $67,000.

Results of Operations
---------------------
Three Months ended March 31, 2001 and 2000

Net Interest Income

Our net interest income has increased by $116,000 for the three month period ended March 31, 2001, as compared to the same period in 2000. Our net interest margin was 4.67% during the first three months of 2001 as compared to 5.26% for the same period last year, and 5.32% for the year ended December 31, 2000. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $11.3 million since March 31, 2000. Total loans have grown $7.4 million to $28.6 million, while other interest-earning assets have increased $3.9 million to $12.3 million since March 31, 2000. Total interest bearing liabilities have increased $10.2 million during this same period. The net interest margin has decreased due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since March 31, 2000.

Provision for Loan Losses

The provision for loan losses was $37,000 during the first three months of 2001 as compared to $52,000 for the same period in 2000. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $440,000, or 1.54% of total loans, as of March 31, 2001, compared to $406,000, or 1.53% of total loans, as of December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions that may affect the borrower's ability to repay and the underlying collateral value.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2001and 2000, non-accrual loans were $61,000 or 0.21% of total loans and $7,000,or 0.03% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of March 31, 2001 and 2000.

At March 31, 2001, loans classified as substandard were $581,000, or 2.03% of total loans, and loans classified as doubtful were $40,000, or .14% of total loans. Total loans charged off during the first three months of 2001 were $4,000, or .01% of average loans compared to $2,000, or .01% of average loans during the same period of 2000. Recoveries of previously charged off loans totaled $1,000 during the quarter ended March 31, 2001. There were no recoveries during the same period in 2000.

The level of classified, non-accrual, past due and charged-off loans is considered reasonable.

Other Income

Other income increased by $38,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is due primarily to an increase in service charges of $15,000 and the addition of mortgage loan fee income of $52,000. The increase in service charges is a result of increased deposit customers and related activity. The mortgage loan fee income results from a new service that was introduced in the last quarter of 2000. Offsetting a portion of these increases was a decrease in credit insurance on loans of approximately $26,000. Income from credit insurance fluctuates with the volume of insurance written on loans, which has decreased as compared to the same period in 2000.

Other Expenses

Other expenses increased by $112,000 for the three month period ended March 31, 2001, as compared to the same period in 2000. The largest component of other expenses is salaries and employee benefits, which increased $86,000. The increase in salaries and employee benefits is due primarily to an increase in the number of employees from 17 at March 31, 2000 to 20 at March 31, 2001, of which two were senior officers. In addition, $17,000 has been accrued for profit sharing and other employee benefits. Occupancy and equipment expenses increased $24,000 for the three month period ended March 31, 2001, as compared to the same period in 2000, primarily due to increased property taxes. Other operating expenses remained constant in 2001 as compared to the same period in 2000.

Income Taxes

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Net Income

Net income was $38,000 for the three months ended March 31, 2001, compared to a net loss of $19,000 for the same period in 2000. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

                           PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               None

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Southern Heritage Bancorp, Inc.


DATE:  April 26, 2001        BY:  /s/ Tren Watson
     -------------------         ---------------------------------------------
                                 Tren Watson, President and Chief Executive
                                 Officer



DATE:  April 26, 2001        BY:  /s/  Rita B. Gray
     -------------------         ---------------------------------------------
                                 Rita B. Gray, Chief Financial Officer