Form 10QSB
period 2001-06-30
SOUTHERN HERITAGE BANCORP
filed 2001-08-02
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number: 333-47291

                        Southern Heritage Bancorp, Inc.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Georgia                            58-2386654
      -------------------------------           ------------------
      (State or other jurisdiction of              (IRS Employer
       incorporation or organization)           Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
           ----------------------------------------------------------
                    (Address if principal executive offices)

                                 (770) 531-1240
                       ----------------------------------
                          (Issuer's telephone number)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes     No  X
                                                    ---    ---

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY



           _________________________________________________________

                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - June 30, 2001...........  3

         Condensed Consolidated Statements of Operations and
          Comprehensive Income (Loss) - Three and Six Months ended
          June 30, 2001 and 2000........................................  4

         Condensed Consolidated Statements of Cash Flows - Six
          Months ended June 30, 2001 and 2000...........................  5

         Notes to Condensed Consolidated Financial Statements...........  6

         Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................  7

PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K......................  11

         Signatures.....................................................  12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                                  (Unaudited)

                                 Assets
                                 ------

Cash and due from banks                                      $ 1,189,622
Federal funds sold                                             4,884,998
Securities available-for-sale, at fair value                   7,331,924

Loans                                                         32,884,634
Less allowance for loan losses                                   493,089
                                                             -----------
         Loans, net                                           32,391,545
                                                             -----------

Premises and equipment                                         2,127,072
Other assets                                                     344,566
                                                             -----------

         Total assets                                        $48,269,727
                                                             ===========


        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits
   Demand                                                    $ 4,019,080
   Interest-bearing demand                                     8,509,566
   Savings                                                     1,780,651
   Time                                                       24,152,374
                                                             -----------
         Total Deposits                                       38,461,671

Other borrowings                                               1,700,000
Other liabilities                                                266,024
                                                             -----------
         Total liabilities                                    40,427,695
                                                             -----------

Stockholders' equity
   Common stock, par value $5; 1,000,000 shares authorized;
    878,344 shares issued and outstanding                      4,391,720
   Capital surplus                                             4,339,985
   Accumulated deficit                                          (983,157)
   Accumulated other comprehensive income                         93,484
                                                             -----------
         Total stockholders' equity                            7,842,032
                                                             -----------

         Total liabilities and stockholders' equity          $48,269,727
                                                             ===========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                     Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                     2001         2000        2001           2000
                                                   --------     --------   ----------    -----------
Interest income
   Loans                                           $811,179     $591,915   $1,561,523     $1,082,245
   Taxable securities                               111,716      109,009      216,054        214,931
   Federal funds sold                                52,126       21,449      129,712         42,191
                                                   --------     --------   ----------     ----------
          Total interest income                     975,021      722,373    1,907,289      1,339,367
                                                   --------     --------   ----------     ----------

Interest expense
   Deposits                                         429,228      298,652      856,504        551,419
   Other borrowings                                  25,143            -       49,916              -
                                                   --------     --------   ----------     ----------
         Total interest expense                     454,371      298,652      906,420        551,419
                                                   --------     --------   ----------     ----------
          Net interest income                       520,650      423,721    1,000,869        787,948

Provision for loan losses                            60,000       56,000       97,000        108,255
                                                   --------     --------   ----------     ----------

          Net interest income after
           provision for loan losses                460,650      367,721      903,869        679,693
                                                   --------     --------   ----------     ----------

Other income                                         86,110       35,993      157,353         69,303
                                                   --------     --------   ----------     ----------

Other expenses
   Salaries and employee benefits                   265,584      198,727      525,097        372,079
   Occupancy and equipment expenses                  72,469       62,808      156,307        123,067
   Other operating expenses                         134,863      149,863      267,780        280,862
                                                   --------     --------   ----------     ----------
         Total other expenses                       472,916      411,398      949,184        776,008
                                                   --------     --------   ----------     ----------

         Income (loss) before income taxes           73,844       (7,684)     112,038        (27,012)
Income tax expense                                        -            -            -              -
                                                   --------     --------   ----------     ----------
          Net income (loss)                        $ 73,844     $ (7,684)  $  112,038     $  (27,012)

Other comprehensive income (loss):
   Unrealized gains on securities available-
     for-sale arising during period                  31,704       (3,717)      99,080         10,161
                                                   --------     --------   ----------     ----------

          Comprehensive income (loss)              $105,548     $(11,401)  $  211,118     $  (16,851)
                                                   ========     ========   ==========     ==========
Basic and diluted income (losses) per common share $   0.08     $  (0.01)  $     0.13     $    (0.03)
                                                   ========     ========   ==========     ==========
Weighted average shares outstanding                 878,344      878,344      878,344        878,344
                                                   ========     ========   ==========     ==========
Dividends declared per common share                $      -     $      -   $        -     $        -
                                                   ========     ========   ==========     ==========

                         The accompanying notes are an integral part of these
                              condensed consolidated financial statements.

                SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)

                                                                   2001           2000
                                                               -----------    -----------
OPERATING ACTIVITIES
   Net income (loss)                                           $   112,038    $   (27,012)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                  60,754         58,989
      Provision for loan losses                                     97,000        108,255
      Other operating activities                                    42,140       (270,141)
                                                               -----------    -----------
         Net cash provided by (used in) operating activities       311,932       (129,909)
                                                               -----------    -----------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                   (4,914,260)       (24,500)
   Maturities of securities available-for sale                   4,973,570          5,794
   Net (increase) decrease in Federal funds sold                   220,002     (1,320,000)
   Net increase in loans                                        (6,284,328)    (4,465,186)
   Purchase of premises and equipment                              (14,684)       (13,496)
                                                               -----------    -----------
         Net cash used in investing activities                  (6,019,700)    (5,817,388)
                                                               -----------    -----------

FINANCING ACTIVITIES
   Net increase in deposits                                      5,913,898      5,933,546
                                                               -----------    -----------
         Net cash provided by financing activities               5,913,898      5,933,546
                                                               -----------    -----------

Net increase (decrease) in cash and due from banks                 195,860        (13,751)

Cash and due from banks, beginning of period                       993,762      1,517,588
                                                               -----------    -----------
Cash and due from banks, end of period                         $ 1,189,622    $ 1,503,837
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

          The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2001 our liquidity ratio was 27.9%. This is a satisfactory ratio as determined under guidelines established by regulatory authorities.

At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our Bank's actual capital ratios are as follows:

                                                          Regulatory
                                        Actual              Minimum
                                Southern Heritage Bank    Requirement
                                ----------------------   -------------
Leverage capital ratio                  16.54%                4.00%
Risk-based capital ratios:
   Core capital                         20.82%                4.00%
   Total capital                        22.07%                8.00%


We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition
-------------------

Our total assets increased $6.2 million, or 14.7%, for the six month period ended June 30, 2001. This rate of growth is not uncommon for a de novo bank and is expected to continue over the next six months. Deposits increased $5.9 million, or 18.17%, for the six month period. This growth in deposits was used
to fund loan growth of $6.3 million, or 23.63%.   Federal funds sold decreased
$200,000, or 4.31%, while securities increased $30,000, or 0.46% during the six month period.

An increase in stockholders' equity of $211,000 includes net income of $112,000 for the six month period ended June 30, 2001 and an improvement in unrealized gains/losses on securities available-for-sale of $99,000.

Results of Operations
---------------------
Three and Six Months ended June 30, 2001 and 2000

Net Interest Income

Our net interest income has increased by $97,000 and $213,000 for the three and six month periods ended June 30, 2001, respectively as compared to the same periods in 2000. The company's net interest margin was 4.77% during the first six months of 2001 as compared to 4.65% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $13.6 million since June 30, 2000. Total loans have grown $10.9 million to $32.9 million, while other interest-earning assets have increased $2.7 million to $12.2 million since June 30, 2000. Total interest bearing liabilities have increased $12.1 million during this same period. The net interest margin has increased due to improvement in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since June 30, 2000.

Provision for Loan Losses

The provision for loan losses was $97,000 during the first six months of 2001 as compared to $108,000 for the same period in 2000. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $493,000, or 1.50% of total loans, as of June 30, 2001, compared to $358,000, or 1.63% of total loans, as of June 30, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions that may affect the borrower's ability to repay and the underlying collateral value.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2001 and 2000, non-accrual loans were $43,000 or 0.13% and $30,000 or 0.14% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of June 30, 2001 and $85,000 were past due more than 90 days and still accruing interest as of June 30, 2000.

At June 30, 2001, loans classified as substandard were $585,000, or 1.78% of total loans, and loans classified as doubtful were $36,000, or 0.11% of total loans. Total loans charged off during the first six months of 2001 were $12,000, or 0.04% of average loans compared to $15,000, or 0.07% of average loans during the same period of 2000. Recoveries of previously charged off loans totaled $2,000 during the six month period ended June 30, 2001. There were no recoveries during the same period in 2000.

The level of classified, non-accrual, past due and charged-off loans is considered reasonable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Other Income

Other income increased by $88,000 for the six month period ended June 30, 2001, as compared to the same period in 2000. The increase is due primarily to an increase in service charges of $21,000 and the addition of mortgage loan fee income of $96,000. The increase in service charges is a result of increased deposit customers and related activity. The mortgage loan fee income resulted from a new service that was introduced in the last quarter of 2000. Offsetting a portion of these increases was a decrease in credit insurance on loans of approximately $33,000. Income from credit insurance fluctuates with the volume of insurance written on loans, which has decreased as compared to the same period in 2000.

Other Expenses

Other expenses increased by $62,000 and $173,000 for the three and six month periods ended June 30, 2001 as compared to the same period in 2000. The largest component of other expenses is salaries and employee benefits, which represents 55% of total other expenses. The increase in salaries and employee benefits of $67,000 and $153,000 for the three and six month periods in 2001 as compared to 2000 is due to the increase in number of employees. The number of full-time equivalent employees as of June 30, 2001 was 20 compared to 15 a year earlier. Occupancy and equipment expenses have increased by $33,000 for the six month period ended June 30, 2001 as compared to the same period in 2000. The increases are due to depreciation expense and routine maintenance expenses related to the main office building.

Other operating expenses decreased by $15,000 for the three month period and decreased by $13,000 for the six month period ended June 30, 2001.

Income Taxes

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Net Income

Net income was $74,000 and $112,000 for the three and six month periods ended June 30, 2001, compared to a net loss of $8,000 and $27,000 for the same periods in 2000. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

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



                         Southern Heritage Bancorp, Inc.


DATE:  July 31, 2001     BY: /s/ Tren Watson
       -------------         ---------------------------------------------------
                             Tren Watson, President and Chief Executive Officer



DATE:  July 31, 2001     BY: /s/  Ricky Stowe
       -------------         ---------------------------------------------------
                             Ricky Stowe, Chief Financial Officer