Form 10QSB/A
period 2001-06-30
SOUTHERN HERITAGE BANCORP
filed 2001-11-01
CIK 1056238

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                        Commission File Number: 333-47291

                        Southern Heritage Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                        58-2386654
--------------------------------                     ----------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

           3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
           ----------------------------------------------------------
                    (Address if principal executive offices)

                                (770) 531-1240
                               ----------------
                           (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if change since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes       No     X
                                                    ----       ----

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of our Company was held on April 30, 2001.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

              Lowell S. Cagle           2004
              Donald W. Smith           2004
              Tren B. Watson            2004

         (c) Mauldin & Jenkins, LLC was ratified as our independent auditors for fiscal year 2001.

              The shares represented at the meeting (519,291 shares or 59.12%) voted as follows:

              Item (b)                 For       Against    Abstain     Total

              Lowell S. Cagle          509,071      -       10,220     519,291
              Donald W. Smith          510,171      -        9,120     519,291
              Tren B. Watson           508,371      -       10,920     519,291

              Item (c)                 For       Against    Abstain     Total

              Ratification of
              Mauldin & Jenkins, LLC   516,291    2,500       500      519,291

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Southern Heritage Bancorp, Inc.


 DATE:  November 1, 2001            BY:  /s/ Tren Watson
     ----------------------             ---------------------------------------
                                         Tren Watson, President and
                                         Chief Executive Officer



DATE:   November 1, 2001            BY:  /s/  Ricky Stowe
    -----------------------             ---------------------------------------
                                         Ricky Stowe, Chief Financial Officer