Form 10QSB
period 2001-09-30
SOUTHERN HERITAGE BANCORP
filed 2001-11-06
CIK 1056238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-47291

                         Southern Heritage Bancorp, Inc.
       -------------------------------------------------------------------
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

                                (770) 531-1240
                          ----------------------------
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                                              -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes____   No    X
                                                              -----

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY


            -----------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - September 30, 2001..........   3

         Condensed Consolidated Statements of Income and
          Comprehensive Income - Three and Nine Months ended
          September 30, 2001 and 2000.......................................   4

         Condensed Consolidated Statements of Cash Flows - Nine
          Months ended September 30, 2001 and 2000..........................   5

         Notes to Condensed Consolidated Financial Statements...............   6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............   7

Part II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K..........................  11

         Signatures.........................................................  12

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                          Assets
                                          ------

Cash and due from banks                                                      $      948,807
Federal funds sold                                                                3,495,000
Securities available-for-sale, at fair value                                      7,356,234

Loans                                                                            36,880,205
Less allowance for loan losses                                                      553,551
                                                                           ----------------
     Loans, net                                                                  36,326,654
                                                                           ----------------

Premises and equipment                                                            2,104,306
Other assets                                                                        412,863
                                                                           ----------------
     Total assets                                                           $    50,643,864
                                                                           ================


                           Liabilities and Stockholders' Equity
                           ------------------------------------

Deposits

   Demand                                                                   $     4,703,468
   Interest-bearing demand                                                        9,088,631
   Savings                                                                        1,517,026
   Time                                                                          25,283,372
                                                                           ----------------
     Total Deposits                                                              40,592,497

Other borrowings                                                                  1,700,000
Other liabilities                                                                   310,910
                                                                           ----------------
     Total liabilities                                                           42,603,407
                                                                           ----------------


Stockholders' equity
   Common stock, par value $5; 1,000,000 shares authorized;
    878,344 shares issued and outstanding                                         4,391,720
   Capital surplus                                                                4,339,985
   Accumulated deficit                                                             (898,086)
   Accumulated other comprehensive income                                           206,838
                                                                           ----------------
     Total stockholders' equity                                                   8,040,457
                                                                           ----------------

     Total liabilities and stockholders' equity                             $    50,643,864
                                                                           ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                              2001             2000              2001            2000
                                                          -------------   --------------     -------------   -------------
Interest income
   Loans                                                   $    860,211      $   673,256      $  2,421,734     $ 1,755,501
   Taxable securities                                           106,514          111,010           322,568         325,941
   Federal funds sold                                            35,473           16,881           165,185          59,072
                                                          -------------     ------------     -------------    ------------
          Total interest income                               1,002,198          801,147         2,909,487       2,140,514
                                                          -------------     ------------     -------------    ------------

Interest expense
   Deposits                                                     438,022          342,883         1,294,526         894,302
   Other borrowings                                              25,371            2,654            75,287           2,654
                                                          -------------     ------------     -------------    ------------
          Total interest expense                                463,393          345,537         1,369,813         896,956
                                                          -------------     ------------     -------------    ------------
          Net interest income                                   538,805          455,610         1,539,674       1,243,558

Provision for loan losses                                        65,000           45,000           162,000         153,255
                                                          -------------     ------------     -------------    ------------
           Net interest income after
           provision for loan losses                            473,805          410,610         1,377,674       1,090,303
                                                          -------------     ------------     -------------    ------------

Other income                                                    125,110           39,383           282,463         108,686
                                                          -------------     ------------     -------------    ------------

Other expenses
   Salaries and employee benefits                               277,200          242,738           802,297         614,817
   Occupancy and equipment expenses                              71,411           61,794           227,718         184,861
   Other operating expenses                                     165,232          117,944           433,012         398,806
                                                          -------------     ------------     -------------    ------------
          Total other expenses                                  513,843          422,476         1,463,027       1,198,484
                                                          -------------     ------------     -------------    ------------

          Income before income taxes                             85,072           27,517           197,110             505
Income tax expense                                                    -                -                 -               -
                                                          -------------     ------------     -------------    ------------

          Net income                                       $     85,072      $    27,517      $    197,110     $       505


Other comprehensive income:
   Unrealized gains on securities available-
     for-sale arising during period                             113,354           77,154           212,435          87,315
                                                          -------------     ------------     -------------    ------------

          Comprehensive income                             $    198,426      $   104,671      $    409,545     $    87,820
                                                          =============     ============     =============    ============
Basic and diluted income per common share                  $       0.10      $      0.03      $       0.22     $      0.00
                                                          =============     ============     =============    ============
Weighted average shares outstanding                             878,344          878,344           878,344         878,344
                                                          =============     ============     =============    ============
Dividends declared per common share                        $          -      $         -      $          -     $         -
                                                          =============     ============     =============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                       2001            2000
                                                                   ------------    ------------
OPERATING ACTIVITIES

   Net income                                                      $    197,110    $        505
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                       92,052          87,846
      Provision for loan losses                                         162,000         153,255
      Other operating activities                                         92,964        (261,813)
                                                                   ------------    ------------

         Net cash provided by (used in) operating activities            544,126         (20,207)
                                                                   ------------    ------------

INVESTING ACTIVITIES

   Purchases of securities available-for-sale                        (5,414,260)              -
   Maturities of securities available-for sale                        5,473,570               -
   Purchase of FHLB stock                                                     -         (24,500)
   Net (increase) decrease in Federal funds sold                      1,610,000        (580,000)
   Net increase in loans                                            (10,279,899)     (8,183,189)
   Purchase of premises and equipment                                   (23,216)        (21,245)
                                                                   ------------    ------------

         Net cash used in investing activities                       (8,633,805)     (8,808,934)
                                                                   ------------    ------------

FINANCING ACTIVITIES

   Net increase in deposits                                           8,044,724       8,215,555
                                                                   ------------    ------------

         Net cash provided by financing activities                    8,044,724       8,215,555
                                                                   ------------    ------------

Net decrease in cash and due from banks                                 (44,955)       (613,586)

Cash and due from banks, beginning of period                            993,762       1,517,588
                                                                   ------------    ------------

Cash and due from banks, end of period                             $    948,807    $    904,002
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

          The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as was amended by SFAS 137 delaying the effective date. This statement was required to be adopted for fiscal years beginning after June 15, 2000. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 did not have an effect on the Company's earnings or financial position.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results of Southern Heritage Bancorp, Inc and subsidiary, Southern Heritage Bank during the periods included in the accompanying financial statements.

Forward-Looking Statements
--------------------------

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words "believe," "intend," "anticipate," "estimate," "project," "may," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or security portfolio, demand for loans, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The terrorist attacks that occurred in New York City and Washington D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Hall County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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

As of September 30, 2001 our liquidity ratio was 23.7%. This is slightly below our target ratio of 25%.

As of September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our Bank's actual capital ratios are as follows:

                                                                   Regulatory
                                                 Actual            Minimum
                                        Southern Heritage Bank     Requirement
                                        ----------------------     -----------

Leverage capital ratio                           15.51%               4.00%
Risk-based capital ratios:
   Core capital                                  19.53%               4.00%
   Total capital                                 20.78%               8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition
-------------------

Our total assets increased $8.5 million, or 20.32%, for the nine month period ended September 30, 2001. This rate of growth is not uncommon for a de novo bank and is expected to continue over the next year. Total deposits increased $8 million, or 24.72%, for the same nine month period. This growth in deposits was used to fund loan growth of $10.3 million, or 38.65%. Federal funds sold decreased $1.6 million, while securities increased $58,000 during the nine month period. We continue to fund loan growth with deposits and excess liquidity to maximize earnings through higher yielding earning assets.

An increase in stockholders' equity of $410,000 includes net income of $197,000 for the nine month period ended September 30, 2001 and an improvement in unrealized gains/losses on securities available-for-sale of $213,000.

Results of Operations
---------------------
Three and Nine Months ended September 30, 2001 and 2000

Net Interest Income

Our net interest income has increased by $83,000 and $296,000 for the three and nine month periods ended September 30, 2001, respectively as compared to the same periods in 2000. The company's net interest margin was 4.44% during the first nine months of 2001 as compared to 4.97% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $13.2 million since September 30, 2000. Total loans have grown $11.2 million to $36.9 million, while other interest-earning assets have increased $2 million to $10.9 million since September 30, 2000. Total interest bearing liabilities have increased $9.4 million during this same period. The net interest margin has decreased due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since September 30, 2000. During this period of declining interest rates, our interest-earning assets have repriced at a slightly faster pace than our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $162,000 during the first nine months of 2001 as compared to $153,000 for the same period in 2000. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $554,000, or 1.50% of total loans, as of September 30, 2001, compared to $395,000, or 1.54% of total loans, as of September 30, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions that may affect the borrower's ability to repay and the underlying collateral value.

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

At September 30, 2001 and 2000, non-accrual loans were $145,000 or 0.39% and $74,000 or 0.29% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of September 30, 2001 and September 30, 2000.

At September 30, 2001, loans classified as substandard were $169,000, or 0.46% of total loans, and loans classified as doubtful were $32,000, or 0.09% of total loans. Total loans charged off during the first nine months of 2001 were $17,000, or 0.05% of average loans compared to $23,000, or 0.10% of average loans during the same period of 2000. Recoveries of previously charged off loans totaled $2,000 during the nine month period ended September 30, 2001. There were no recoveries during the same period in 2000.

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

Other Income

Other income increased by $86,000 and $174,000 for the three and nine months periods ended September 30, 2001, as compared to the same periods in 2000. The increases are due primarily to an increase in service charges of $34,000 and the addition of mortgage loan fee income of $158,000. The increase in service charges is a result of increased deposit customers and related activity. The mortgage loan fee income resulted from a new service that was introduced in the last quarter of 2000. Offsetting a portion of these increases was a decrease in credit insurance on loans of approximately $17,000. Income from credit insurance fluctuates with the volume of insurance written on loans, which has decreased as compared to the same period in 2000.

Other Expenses

Other expenses increased by $91,000 and $265,000 for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000. The largest component of other expenses is salaries and employee benefits, which represents 55% of total other expenses. The increase in salaries and employee benefits of $34,000 and $187,000 for the three and nine month periods in 2001 as compared to 2000 is due to the increase in number of employees and the addition of the mortgage department. The number of full-time equivalent employees as of September 30, 2001 was 21 compared to 18 a year earlier. Occupancy and equipment expenses have increased by $43,000 for the nine month period ended September 30, 2001 as compared to the same period in 2000. The increases are due to depreciation expense, routine maintenance expenses and property taxes related to the main office building.

Other operating expenses increased by $47,000 for the three month period and increased by $34,000 for the nine month period ended September 30, 2001. These increases do not represent any single significant increases for the period and reflect increases directly related to the overall growth.

Income Taxes

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Net Income

Net income was $85,000 and $197,000 for the three and nine month periods ended September 30, 2001, compared to net income of $28,000 and $1,000 for the same periods in 2000. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

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

                              Southern Heritage Bancorp, Inc.


 DATE:  November 6, 2001      BY:  /s/ Tren Watson                             .
     ----------------------       ----------------------------------------------
                                   Tren Watson, President and Chief
                                   Executive Officer

 DATE:  November 6, 2001      BY:  /s/  Ricky Stowe                            .
     ----------------------       ----------------------------------------------
                                   Ricky Stowe, Chief Financial Officer