Form 10KSB
period 2001-12-31
SOUTHERN HERITAGE BANCORP
filed 2002-03-28
CIK 1056238

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year                                                  Commission file number

ended December 31, 2001                                                                                                      333-47291

SOUTHERN HERITAGE BANCORP, INC

(Name of small business issuer in its charter)

Georgia                                                                                                                                    58-2386654

(State of Incorporation)                                                                                                                  (I.R.S. Employer

                                                                                                                                                    Identification No.)

3461 Atlanta Highway

P. 0. Box 907

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

Common stock, $5.00 par value

(Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its fiscal year ended December 31, 2001 were $4,323,290.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2002 was $7,168,340 based on recent private sales known to the Registrant at a price of $10.00 per share. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2002 was 878,344 shares of common stock.

Documents Incorporated by Reference: Certain pages of the 2001 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2002 are incorporated herein by reference in Parts II, III, and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes_____ No X

Exhibit Index on Page 15


TABLE OF CONTENTS

                                                                                                                                             Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS                              3

ITEM 2. DESCRIPTION OF PROPERTIES                     11

ITEM 3. LEGAL PROCEEDINGS 12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS 12

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS 13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION 13

ITEM 7. FINANCIAL STATEMENTS 13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE 13

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

AND CONTROL PERSONS 13

ITEM 10. EXECUTIVE COMPENSATION 14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT 14

ITEM 12. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS 14

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K 15

SIGNATURES 16


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


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


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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is, considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Management intends to operate the Bank so as to exceed the minimum Tier 1, risk-based and leverage capital ratios.

Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA") specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less


than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable, capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

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

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund


("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 1.82 cents per $100 of BIF insured deposits.

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


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

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The. Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

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


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

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all. affiliates as a group.


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


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

Employees

As of March 1, 2002, the Bank had 22 full-time employees and 2 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTIES

On February 4, 1998, the Company entered into a ground lease with M. Milton Robson, one of the Company's directors at the time, for a 40-year ground lease of a 1.3359 acre tract of land located at 3461 Atlanta Highway in the City of Oakwood, Georgia. The tract of land is the site where the Company and the Bank have constructed the main office of the Bank. Upon termination of the lease due to certain defaults by the lessees or normal expiration, the real property improvements (the building) will revert to and become the property of the lessor. Final termination is expected to occur in Summer, 2038, but could occur earlier if lessees default in the payment of rent for three consecutive months or fail to exercise the extension options.


The directors of the Company obtained two appraisals of the proposed site of the bank building and of the ground lease. Both appraisals determined that the rental under the ground lease was reasonable and at market rental rate for comparable ground leases. Copies of the appraisals, together with the ground lease agreement, were filed with the Department of Banking and the FDIC.

The Company and the Bank constructed a 10,000 square foot, two story building on the property for the Bank. There are four teller stations inside and four drive through stations. There is also a stand-alone automatic teller machine accessible by automobile. The cost of construction of the building was approximately $2,060,000. The furniture, fixtures and equipment necessary for operation of the Bank cost approximately $236,000. Construction, equipping and occupancy of the bank building by the Bank occurred on August 30, 1999. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and when the Bank was originally capitalized. The Bank opened for business on January 4, 1999, in a temporary building located on a portion of the site of the permanent bank building.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2001.


PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED                          STOCKHOLDER MATTERS

As of December 31, 2001, 878,344 shares were outstanding to approximately 1,266 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay, dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF                          OPERATION

Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 27 through 42 of the Company's 2001 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon, dated January 18, 2002, appearing on pages 3 through 26 of Company's 2001 Annual Report to Shareholders, are incorporated by reference in this Form 10KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 5, and under Non-Director Executive Officers of the Bank on page 6, of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2002, which information is incorporated by reference in this Form 10-KSB Annual Report. In addition, the information concerning compliance with Section 16 (a) of the Exchange Act shown under Filings under Section 16(a) on page 14 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report. The information in said Proxy Statement discloses that there were no reporting person delinquencies.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on page 7 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2002, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                         MANAGEMENT

Stock Ownership of Certain Beneficial Owners which appears on page 14 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2002, is incorporated by reference in this Form 10-KSB Annual Report.

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 12 through 14 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2002, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management, which appears on page 8 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 30, 2002, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, incorporated herein by reference from pages 3 through 26 of the Company's 2001 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

The Management's Discussion and Analysis of Financial Conditions and Results of operations of the Company, incorporated by reference from pages 27 through 42 of the Company's 2001 Annual Report to Shareholders, have been filed as Item 6 of Part II of this report and are attached hereto as Exhibit 13.2.


 2. Exhibits

             Exhibit Numbers                                                                                  Sequential

                                                                                                                      Page Number

            3.1*       Articles of Incorporation                                                                  --

            3.2*        Bylaws                                                                                             --

            13.1       Consolidated Financial Statements of

                          the Company                                                                                   18

            13.2 Management's Discussion and Analysis

                        of Financial Condition and Results of

                        Operations                                                                                        41

            21.1       Subsidiaries of the Company. The

                          sole subsidiary of the Company is

                          Southern Heritage Bank,

                          Oakwood, Georgia, which is

                          wholly-owned by the Company.                                                       --

_____________________________________

Items 3.1 through 3.2, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-47291) and such documents are incorporated herein by reference.

(b) Reports on Form 8-K

On October 26, 2001, a report on Form 8-K was filed concerning the resignation of M. Milton Robson as a director of Southern Heritage Bancorp, Inc. and Southern Heritage Bank effective as of September 17, 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized on March 20, 2002.

SOUTHERN HERITAGE BANCORP, INC.

By:        s/Tren Watson

              Tren Watson

              President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2002.

SIGNATURE TITLE

s/Tren Watson                                                                          Director; President and C.E.O.

Tren Watson

s/C. Ricky Stowe                                                                      Chief Financial Officer

C. Ricky Stowe

s/Lowell S. (Casey) Cagle                                                          Director, Chairman

Lowell S. (Casey) Cagle

s/C. Talmadge Garrison                                                              Director

C. Talmadge Garrison

s/Earl C. Gilleland                                                                       Director

Earl C. Gilleland

s/A. Terry Hayes                                                                        Director

A. Terry Hayes

[SIGNATURES CONTINUED ON NEXT PAGE]


s/Wm. David Merritt                                                                   Director

Wm. David Merritt

s/Harold D. Nichols                                                                   Director

Harold D. Nichols

s/Dr. Edward R. Quillian                                                           Director

Dr. Edward R. Quillian

s/Donald W. Smith                                                                    Director

Donald W. Smith

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.
