Form 10QSB
period 2002-03-31
SOUTHERN HERITAGE BANCORP
filed 2002-05-09
CIK 1056238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 333-47291

                        Southern Heritage Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Georgia                                             58-2386654
-------------------------------                         ----------------------
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

                                     N/A
          -------------------------------------------------------------
         (Former name, former address and former fiscal year, if change since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes      No  X .
                                                   ----     ---

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

            ---------------------------------------------------------

                                      INDEX
                                      -----
                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - March 31, 2002 ..........   3

         Condensed Consolidated Statements of Income and
           Comprehensive Income - Three Months ended
           March 31, 2002 and 2001 ......................................   4

         Condensed Consolidated Statements of Cash Flows - Three
           Months ended March 31, 2002 and 2001 .........................   5

         Notes to Condensed Consolidated Financial Statements ...........   6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........   7

PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K ......................  11

         Signatures .....................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                          Assets
                                          ------
Cash and due from banks                                                  $ 1,631,523
Federal funds sold                                                         7,712,000
Securities available-for-sale, at fair value                               4,838,919
Restricted equity securities                                                 138,600

Loans                                                                     45,283,503
Less allowance for loan losses                                               607,533
                                                                         -----------
          Loans, net                                                      44,675,970
                                                                         -----------

Premises and equipment                                                     2,081,273
Other assets                                                                 509,780
                                                                         -----------

         Total assets                                                    $61,588,065
                                                                         ===========

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits
   Demand                                                                $ 6,509,983
   Interest-bearing demand                                                13,272,419
   Savings                                                                 2,059,226
   Time                                                                   29,340,343
                                                                         -----------
          Total Deposits                                                  51,181,971

Other borrowings                                                           1,700,000
Other liabilities                                                            511,019
                                                                         -----------
          Total liabilities                                               53,392,990
                                                                         -----------


Stockholders' equity
   Common stock, par value $5; 10,000,000 shares authorized;
    878,344 shares issued and outstanding                                  4,391,720
   Capital surplus                                                         4,339,985
   Accumulated deficit                                                      (583,293)
   Accumulated other comprehensive income                                     46,663
                                                                         -----------
          Total stockholders' equity                                       8,195,075
                                                                         -----------

          Total liabilities and stockholders' equity                     $61,588,065
                                                                         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                             2002         2001
                                                          ----------    --------
Interest income
   Loans                                                  $  906,947    $750,344
   Taxable securities                                         79,902     104,338
   Federal funds sold                                         22,842      77,586
                                                          ----------    --------
          Total interest income                            1,009,691     932,268
                                                          ----------    --------

Interest expense
   Deposits                                                  369,440     427,276
   Other borrowings                                           24,820      24,773
                                                          ----------    --------
         Total interest expense                              394,260     452,049
                                                          ----------    --------
          Net interest income                                615,431     480,219

Provision for loan losses                                     14,627      37,000
                                                          ----------    --------
          Net interest income after
           provision for loan losses                         600,804     443,219
                                                          ----------    --------

Other income                                                 107,524      71,243
                                                          ----------    --------

Other expenses
   Salaries and employee benefits                            336,445     259,513
   Occupancy and equipment expenses                           68,077      83,838
   Other operating expenses                                  124,869     132,917
                                                          ----------    --------
         Total other expenses                                529,391     476,268
                                                          ----------    --------

         Income before income taxes                          178,937      38,194
Income tax expense                                            38,421           -
                                                          ----------    --------

          Net income                                      $  140,516    $ 38,194

Other comprehensive income(loss):
   Unrealized gains(losses) on securities available-
     for-sale arising during period                          (97,395)     67,376
                                                          ----------    --------

          Comprehensive income                            $   43,121    $105,570
                                                          ==========    ========
Basic and diluted income per common share                 $     0.16    $   0.04
                                                          ==========    ========
Weighted average shares outstanding                          878,344     878,344
                                                          ==========    ========
Dividends declared per common share                       $        -    $      -
                                                          ==========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                 2002           2001
                                                             -----------    -----------

OPERATING ACTIVITIES
   Net income                                                $   140,516    $    38,194
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                24,999         29,983
      Provision for loan losses                                   14,627         37,000
      Other operating activities                                 (92,724)        31,146
                                                             -----------    -----------

         Net cash provided by operating activities                87,418        136,323
                                                             -----------    -----------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                          -     (3,915,245)
   Maturities of securities available-for-sale                 1,250,828      3,473,570
   Proceeds from sale of securities available-for-sale         1,126,681              -
   Net (increase) decrease in Federal funds sold              (5,419,000)       656,000
   Net increase in loans                                      (4,276,498)    (2,011,216)
   Purchase of premises and equipment                            (29,460)       (12,317)
                                                             -----------    -----------
         Net cash used in investing activities                (7,347,449)    (1,809,208)
                                                             -----------    -----------

FINANCING ACTIVITIES
   Net increase in deposits                                    7,555,898      2,148,873
                                                             -----------    -----------

         Net cash provided by financing activities             7,555,898      2,148,873
                                                             -----------    -----------

Net increase in cash and due from banks                          295,867        475,988

Cash and due from banks, beginning of period                   1,335,656        993,762
                                                             -----------    -----------

Cash and due from banks, end of period                       $ 1,631,523    $ 1,469,750
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

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2002, our liquidity ratio was 22.6%. Although we are below our target ratio of 25%, Management believes that there will not be any effect on the bank's operations.

As of March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our Bank's actual capital ratios are as follows:

                                                               Regulatory
                                          Actual               Minimum
                                    Southern Heritage Bank     Requirement
                                    ----------------------     -----------

Leverage capital ratio                    14.13%                 4.00%
Risk-based capital ratios:
   Core capital                           16.90%                 4.00%
   Total capital                          18.15%                 8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition
-------------------

Our total assets increased $7.6 million, or 14.18%, for the three month period ended March 31, 2002. This rate of growth is not uncommon for a de novo bank and is anticipated to continue over the next year. Total deposits increased $7.6 million, or 17.32%, for the same three month period. This growth in deposits was used to fund loan growth of $4.3 million, or 10.46%. Federal funds sold increased $5.4 million, while securities decreased $2.4 million during the three month period.

An increase in stockholders' equity of $43,000 includes net income of $140,000 for the three month period ended March 31, 2002 and a decrease in unrealized gains on securities available-for-sale of $97,000.

Results of Operations
---------------------
Three Months ended March 31, 2002 and 2001

Net Interest Income

Our net interest income has increased by $135,000 for the three month period ended March 31, 2002, as compared to the same period in 2001. Our net interest margin was 4.63% during the first three months of 2002 as compared to 4.67% for the same period last year, and 4.71% for the year ended December 31, 2001. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $17.1 million since March 31, 2001. Total loans have grown $16.7 million to $45.3 million, while other interest-earning assets have increased $434,000 to $12.7 million since March 31, 2001. Total interest bearing liabilities have increased $14.2 million during this same period. The net interest margin has decreased slightly due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since March 31, 2001. During this period of declining interest rates, our interest-earning assets have repriced at a slightly faster pace than our interest-bearing liabilities.

Provision for Loan Losses
-------------------------

The provision for loan losses was $15,000 during the first three months of 2002 as compared to $37,000 for the same period in 2001. The amount provided is determined by management as a result of the evaluation process which includes overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions that may affect the borrower's ability to repay and the underlying collateral value. The allowance for loan losses was $608,000, or 1.34% of total loans, as of March 31, 2002, compared to $440,000, or 1.54% of total loans, as of March 31, 2001. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At March 31, 2002 and 2001, non-accrual loans were $56,000 or 0.12% and $61,000 or 0.21% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of March 31, 2002 and March 31, 2001.

At March 31, 2002, loans classified as substandard were $151,000, or 0.33% of total loans, and loans classified as doubtful were $28,000, or 0.06% of total loans. Total loans charged off during the first three months of 2002 were $4,000, or 0.01% of average loans compared to $4,000, or 0.01% of average loans during the same period of 2001. Recoveries of previously charged off loans totaled $1,000 during the three month period ended March 31, 2002 compared to $1,000 during the same period of 2001.

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

Other Income

Other income increased by $36,000 for the three month period ended March 31, 2002, as compared to the same period in 2001. The increase is due primarily to an increase in credit insurance income of $22,000 and an increase in mortgage loan fee income of $14,000. Income from credit insurance fluctuates with the volume of insurance written on loans, which has increased compared to the same period in 2001. The increase in mortgage loan fee income resulted from an increase in mortgage loans originated as compared to the same period in 2001.

Other Expenses

Other expenses increased by $53,000 for the three month period ended March 31, 2002 as compared to the same period in 2001. The largest component of other expenses is salaries and employee benefits, which represents 64% of total other expenses. The increase in salaries and employee benefits of $77,000 for the three month period in 2002 as compared to 2001 is due to the increase in number of employees and an increase of $19,000 in accruals for profit sharing and other employee benefits. The number of full-time equivalent employees as of March 31, 2002 was 23 compared to 20 a year earlier.

Occupancy and equipment expenses have decreased by $16,000 for the three month period ended March 31, 2002 as compared to the same period in 2001. The decreases are due to a reduction in depreciation expense and routine maintenance expenses related to the main office building.

Other operating expenses decreased by $8,000 for the three month period ended March 31, 2002 as compared to the same period in 2001.

Income Taxes

The Company has recorded a provision for income taxes of $38,000 for the three month period ended March 31, 2002. No provision for income taxes was recorded during 2001 due to cumulative net operating losses.

Net Income

Net income was $140,000 for the three month period ended March 31, 2002, compared to net income of $38,000 for the same period in 2001. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

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

                                   Southern Heritage Bancorp, Inc.


DATE:  May 8, 2002                BY:  /s/ Tren Watson
     ------------------------          ------------------------------------
                                           Tren Watson, President and Chief
                                           Executive Officer

DATE:  May 8, 2002                BY:  /s/ Ricky Stowe
     ------------------------          ----------------------------------------
                                           Ricky Stowe, Chief Financial Officer