Form 10QSB
period 2002-06-30
SOUTHERN HERITAGE BANCORP
filed 2002-08-13
CIK 1056238

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 878,344; $5 par value.

Transitional Small Business Disclosure Format   Yes           No    X
                                                   -------       -------

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

-------------------------------------------------------------------------------

                                      INDEX

                                                                        Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet - June 30, 2002..........   3

         Condensed Consolidated Statements of Income and
           Comprehensive Income  - Three and Six Months ended
           June 30, 2002 and 2001......................................   4

         Condensed Consolidated Statements of Cash Flows - Six
            Months ended June 30, 2002 and 2001........................   5

         Notes to Condensed Consolidated Financial Statements..........   6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............   7

PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders..  11

         Item 6 - Exhibits and Reports on Form 8-K.....................  12

         Signatures....................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                     Assets

Cash and due from banks                                          $    1,385,234
Federal funds sold                                                    8,690,000
Securities available-for-sale, at fair value                          4,397,686
Restricted equity securities                                            185,000

Loans                                                                54,569,749
Less allowance for loan losses                                          697,392
                                                                 --------------
          Loans, net                                                 53,872,357
                                                                 --------------

Premises and equipment                                                2,148,232
Other assets                                                            518,594
                                                                 --------------
                                                                 $   71,197,103
         Total assets                                            ==============


                      Liabilities and Stockholders' Equity

Deposits
   Demand                                                             6,599,618
   Interest-bearing demand                                           14,318,451
   Savings                                                            2,037,596
   Time                                                              35,710,505
                                                                 --------------
          Total Deposits                                             58,666,170

Other borrowings                                                      3,700,000
Other liabilities                                                       470,319
                                                                 --------------
          Total liabilities                                          62,836,489
                                                                 --------------

Stockholders' equity
   Common stock, par value $5; 10,000,000 shares authorized;
    878,344 shares issued and outstanding                             4,391,720
   Capital surplus                                                    4,339,985
   Accumulated deficit                                                 (457,583)
   Accumulated other comprehensive income                                86,492
                                                                 --------------
          Total stockholders' equity                                  8,360,614
                                                                 --------------
          Total liabilities and stockholders' equity             $   71,197,103
                                                                 ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                              2002             2001              2002            2001
                                                          --------------  ---------------    --------------  --------------
Interest income
   Loans                                                    $ 1,110,108       $  811,179       $ 2,017,055     $ 1,561,523
   Taxable securities                                            62,539          111,716           142,441         216,054
   Federal funds sold                                            26,202           52,126            49,044         129,712
                                                          --------------  ---------------    --------------  --------------
          Total interest income                               1,198,849          975,021         2,208,540       1,907,289
                                                          --------------  ---------------    --------------  --------------
Interest expense
   Deposits                                                     393,838          429,228           763,278         856,504
   Other borrowings                                              26,388           25,143            51,208          49,916
                                                          --------------  ---------------    --------------  --------------
         Total interest expense                                 420,226          454,371           814,486         906,420
                                                          --------------  ---------------    --------------  --------------
          Net interest income                                   778,623          520,650         1,394,054       1,000,869

Provision for loan losses                                       115,373           60,000           130,000          97,000
                                                          --------------  ---------------    --------------  --------------
          Net interest income after
           provision for loan losses                            663,250          460,650         1,264,054         903,869
                                                          --------------  ---------------    --------------  --------------

Gain on sale of available-for-sale securities                         -                -             5,166               -
Other operating income                                          113,885           86,110           216,243         157,353
                                                          --------------  ---------------    --------------  --------------
         Total other income                                     113,885           86,110           221,409         157,353
                                                          --------------  ---------------    --------------  --------------

Other expenses
   Salaries and employee benefits                               355,836          265,584           692,281         525,097
   Occupancy and equipment expenses                              66,860           72,469           134,937         156,307
   Other operating expenses                                     155,079          134,863           279,948         267,780
                                                          --------------  ---------------    --------------  --------------
         Total other expenses                                   577,775          472,916         1,107,166         949,184
                                                          --------------  ---------------    --------------  --------------

         Income before income taxes                             199,360           73,844           378,297         112,038
Income tax expense                                               73,649                -           112,070               -
                                                          --------------  ---------------    --------------  --------------
          Net income                                        $   125,711       $   73,844       $   266,227     $   112,038

Other comprehensive income:
   Unrealized gains on securities available-
     for-sale arising during period                              39,829           31,704            86,492          99,080
                                                          --------------  ---------------    --------------  --------------

          Comprehensive income                               $  165,540       $  105,548       $   352,719     $   211,118
                                                          ==============  ===============    ==============  ==============
Basic and diluted income per common share                    $     0.14       $     0.08       $      0.30     $      0.13
                                                          ==============  ===============    ==============  ==============
Weighted average shares outstanding                             878,344          878,344           878,344         878,344
                                                          ==============  ===============    ==============  ==============
Dividends declared per common share                          $        -       $        -       $         -     $         -
                                                          ==============  ===============    ==============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                   2002                 2001
                                                               ------------         ------------
OPERATING ACTIVITIES
   Net income                                                  $    266,227         $    112,038
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                   52,207               60,754
      Gain on sale of available-for-sale securities                  (5,166)                   -
      Provision for loan losses                                     130,000               97,000
      Other operating activities                                   (123,604)              31,870
                                                               ------------         ------------

         Net cash provided by operating activities                  319,664              301,662
                                                               ------------         ------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                             -           (4,914,260)
   Maturities of securities available-for sale                    1,753,953            4,973,570
   Proceeds from sale of securities available-for-sale            1,131,847                    -
   Net (increase) decrease in Federal funds sold                 (6,397,000)             220,002
   Net increase in restricted equity securities                    (100,000)                   -
   Net increase in loans                                        (13,574,394)          (6,284,328)
   Purchase of premises and equipment                              (124,589)             (14,684)
                                                               ------------         ------------

         Net cash used in investing activities                  (17,310,183)          (6,019,700)
                                                               ------------         ------------

FINANCING ACTIVITIES
   Net increase in other borrowings                               2,000,000                    -
   Net increase in deposits                                      15,040,097            5,913,898
                                                               ------------         ------------

         Net cash provided by financing activities               17,040,097            5,913,898
                                                               ------------         ------------

Net increase in cash and due from banks                              49,578              195,860

Cash and due from banks, beginning of period                      1,335,656              993,762
                                                               ------------         ------------

Cash and due from banks, end of period                         $  1,385,234         $  1,189,622
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

         The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                 SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results of Southern Heritage Bancorp, Inc. and subsidiary, Southern Heritage Bank during the periods included in the accompanying financial statements.

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

As of June 30, 2002 our liquidity ratio was 19.94%. Although we are slightly below our target ratio of 20%, Management believes that there will not be any effect on the bank's operations.

As of June 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and our Bank's actual capital ratios are as follows:

                                                             Regulatory
                                           Actual            Minimum
                                  Southern Heritage Bank     Requirement
                                  ----------------------     -----------
Leverage capital ratio                     12.77%              4.00%
Risk-based capital ratios:
   Core capital                            14.39%              4.00%
   Total capital                           15.61%              8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition

Our total assets increased $17.3 million, or 31.99%, for the six month period ended June 30, 2002. This rate of growth is not uncommon for a de novo bank and is expected to continue over the next six months. Total deposits increased $15 million, or 34.48%, for the six month period. This growth in deposits was used to fund loan growth of $13.6 million, or 33.11%. Federal funds sold increased $6.4 million while securities decreased $2.9 million during the six month period.

An increase in stockholders' equity of $209,000 includes net income of $266,000 for the six month period ended June 30, 2002 and a decrease in unrealized gains/losses on securities available-for-sale of $57,000.

Results of Operations
Three and Six Months ended June 30, 2002 and 2001

Net Interest Income

Our net interest income has increased by $258,000 and $393,000 for the three and six month periods ended June 30, 2002, respectively as compared to the same periods in 2001. The company's net interest margin was 4.89% during the first six months of 2002 as compared to 4.77% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $22.7 million since June 30, 2001. Total loans have grown $21.7 million to $54.6 million, while other interest-earning assets have increased $1.0 million to

$13.2 million since June 30, 2001. Total interest bearing liabilities have increased $17.6 million during this same period. The net interest margin has increased due to improvement in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since June 30, 2001.

Provision for Loan Losses

The provision for loan losses was $130,000 during the first six months of 2002 as compared to $97,000 for the same period in 2001. The increase in the provision for loan losses is due to the significant increase in loan volume. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $697,000, or 1.28% of total loans, as of June 30, 2002, compared to $493,000, or 1.50% of total loans, as of June 30, 2001. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At June 30, 2002 and 2001, non-accrual loans were $138,000 or 0.25% and $43,000 or 0.13% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of June 30, 2002 and June 30, 2001.

At June 30, 2002, loans classified as substandard were $214,000, or 0.39% of total loans, and loans classified as doubtful were $24,000, or 0.04% of total loans. Total loans charged off during the first six months of 2002 were $32,000, or 0.07% of average loans compared to $12,000, or 0.04% of average loans during the same period of 2001. Recoveries of previously charged off loans totaled $3,000 during the six month period ended June 30, 2002 compared to $2,000 during the same period of 2001.

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

Other Income

Other income increased by $64,000 for the six month period ended June 30, 2002, as compared to the same period in 2001. The increase is due primarily to an increase in credit life insurance income of $23,000, an increase in mortgage loan fee income of $36,000 and a gain on the sale of available-for-sale securities of $5,000. Income from credit life insurance fluctuates with the volume of insurance written on loans, which has increased compared to the same period in 2001. The increase in mortgage loan fee income resulted from an increase in mortgage loans originated as compared to the same period in 2001.

Other Expenses

Other expenses increased by $105,000 and $158,000 for the three and six month periods ended June 30, 2002 as compared to the same period in 2001. The largest component of other expenses is salaries and employee benefits, which represents 63% of total other expenses. The increase in salaries and employee benefits of $90,000 and $167,000 for the three and six month periods in 2002 as compared to 2001 is due to the increase in number of employees and an increase of $45,000 in accruals for profit sharing and other employee benefits. The number of full-time equivalent employees as of June 30, 2002 was 24 compared to 20 a year earlier.

Occupancy and equipment expenses have decreased by $21,000 for the six month period ended June 30, 2002 as compared to the same period in 2001. The decrease is primarily due to the reduction in property taxes expensed in 2002 as compared to 2001.

Other operating expenses increased by $20,000 for the three month period and increased by $12,000 for the six month period ended June 30, 2002. There were no specific categories that individually changed significantly from prior periods in 2001.

Income Taxes

The Company has recorded a provision for income taxes of $112,000 for the six month period ended June 30, 2002 or an effective tax rate of 30%. No provision for income taxes was recorded during 2001 due to cumulative net operating losses.

Net Income

Net income was $126,000 and $266,000 for the three and six month periods ended June 30, 2002, compared to net income of $74,000 and $112,000 for the same periods in 2001. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of our Company was held on April 30, 2002.

         (b) The following directors were elected at the meeting to serve terms through the year indicated:

             Harold D. Nichols         2005
             Edward R. Quillian        2005

         (c) Mauldin & Jenkins, LLC was ratified as our independent auditors for fiscal Year 2002.

         (d) The establishment of the Southern Heritage Bancorp, Inc. Stock Option Plan was approved.

             The shares represented at the meeting (465,212 shares or 52.96%) voted as follows:

             Item (b)                 For        Against   Abstain     Total

             Harold D. Nichols        464,722         -       490      465,212
             Edward R. Quillian       464,822         -       390      465,212


             Item (c)                 For        Against   Abstain     Total

             Ratification of
             Mauldin & Jenkins, LLC   461,859     1,190     2,163      465,212


             Item (d)                 For        Against   Abstain     Total

             Approval of Stock
             Option Plan              441,086   19,163      4,963      465,212

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             Exhibit
             Number        Exhibit
             ------        -------

             99.1          Certification of Principal Executive Officer
             99.2          Certification of Principal Financial Officer

         (b) Reports on Form 8-K.

             None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Southern Heritage Bancorp, Inc.


 DATE:  August 12, 2002             BY:  /s/ Tren Watson
       --------------------             ----------------------------------------
                                        Tren Watson, President and
                                        Chief Executive Officer

 DATE:  August 12, 2002             BY:  /s/ Ricky Stowe
       --------------------             ----------------------------------------
                                        Ricky Stowe, Chief Financial Officer