Form 10QSB
period 2002-09-30
SOUTHERN HERITAGE BANCORP INC
filed 2002-11-12
CIK 1056238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-47291

Southern Heritage Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2386654 (IRS Employer Identification No.)

3461 Atlanta Highway, P.O. Box 907, Oakwood, Georgia 30566
(Address if principal executive offices)

(770) 531-1240
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 878,344; $5 par value.

Transitional Small Business Disclosure Format Yes ☐ No ☒

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2002
(Unaudited)

Assets

Cash and due from banks	$1,948,902
Federal funds sold	8,192,000
Securities available-for-sale, at fair value	5,117,311
Restricted equity securities	185,000

Loans	60,568,163
Less allowance for loan losses	751,876

Loans, net	59,816,287

Premises and equipment	2,172,504
Other assets	485,043

Total assets	$77,917,047

Liabilities and Stockholders’ Equity

Deposits
Demand	$7,636,902
Interest-bearing demand	15,757,958
Savings	1,911,574
Time	39,817,431

Total Deposits	65,123,865

Other borrowings	3,700,000
Other liabilities	559,620

Total liabilities	69,383,485

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 878,344 shares issued and outstanding	4,391,720
Capital surplus	4,339,985
Accumulated deficit	(298,505)
Accumulated other comprehensive income, net of income	100,362

Total stockholders’ equity	8,533,562

Total liabilities and stockholders’ equity	$77,917,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$1,210,369	$860,211	$3,227,424	$2,421,734
Taxable securities	61,366	106,514	203,807	322,568
Federal funds sold	39,522	35,473	88,566	165,185

Total interest income	1,311,257	1,002,198	3,519,797	2,909,487

Interest expense
Deposits	452,623	438,022	1,215,901	1,294,526
Other borrowings	42,360	25,371	93,568	75,287

Total interest expense	494,983	463,393	1,309,469	1,369,813

Net interest income	816,274	538,805	2,210,328	1,539,674

Provision for loan losses	62,000	65,000	192,000	162,000

Net interest income after provision for loan losses	754,274	473,805	2,018,328	1,377,674

Gain on sale of available-for-sale securities	—	—	5,166	1,429
Mortgage loan origination income	126,257	60,064	260,680	157,749
Other operating income	51,589	65,046	133,409	123,285

Total other income	177,846	125,110	399,255	282,463

Other expenses
Salaries and employee benefits	396,842	277,200	1,089,123	802,297
Occupancy and equipment expenses	79,029	71,411	213,966	227,718
Other operating expenses	186,690	165,232	466,638	433,012

Total other expenses	662,561	513,843	1,769,727	1,463,027

Income before income taxes	269,559	85,072	647,856	197,110
Income tax expense	110,482	—	222,552	—

Net income	$159,077	$85,072	$425,304	$197,110

Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale arising during period	13,870	113,354	(40,286)	213,378
Reclassification adjustment for gains realized on securities available-for-sale in net income, net of tax	—	—	(3,410)	(943)

Total other comprehensive income	13,870	113,354	(43,696)	212,435

Comprehensive income	$172,947	$198,426	381,608	409,545

Basic and diluted income per common share	$0.18	$0.10	$0.48	$0.22

Weighted average shares outstanding	878,344	878,344	878,344	878,344

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$425,304	$197,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,242	92,052
Gain on sale of available-for-sale securities	(5,166)	(1,429)
Provision for loan losses	192,000	162,000
Other operating activities	(17,523)	94,393

Net cash provided by operating activities	675,857	544,126

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,000,000)	(5,414,260)
Maturities of securities available-for sale	2,057,454	5,473,570
Proceeds from sale of securities available-for-sale	1,131,847	—
Net (increase) decrease in Federal funds sold	(5,899,000)	1,610,000
Net increase in restricted equity securities	(100,000)	—
Net increase in loans	(19,572,808)	(10,279,899)
Purchase of premises and equipment	(177,896)	(23,216)

Net cash used in investing activities	(23,560,403)	(8,633,805)

FINANCING ACTIVITIES
Net increase in other borrowings	2,000,000	—
Net increase in deposits	21,497,792	8,044,724

Net cash provided by financing activities	23,497,792	8,044,724

Net increase (decrease) in cash and due from banks	613,246	(44,955)

Cash and due from banks, beginning of period	1,335,656	993,762

Cash and due from banks, end of period	$1,948,902	$948,807

The accompanying notes are an integral part of these condensed consolidated financial ststements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Southern Heritage Bancorp, Inc. (the “Company”) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the “Bank”). The Bank is a commercial bank located in Oakwood, Hall County, Georgia.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the financial position and operating results of Southern Heritage Bancorp, Inc. and subsidiary, Southern Heritage Bank during the periods included in the accompanying financial statements.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies and our expectations. These forward-looking statements are generally identified by use of the words “believe,” “intend,” “anticipate,” “estimate,” “project,” “may,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan or security portfolio, demand for loans, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements, and should not place undue reliance on such statements. We will not publicly release the result of any revisions, which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The terrorist attacks that occurred in New York City and Washington D.C. on September 11, 2001, and the United States’ subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Hall County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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

As of September 30, 2002 our liquidity ratio was 19.79%. Although we are slightly below our target ratio of 20%, management believes that there will not be any effect on the bank’s operations.

We expect to open our first branch office in Buford, Georgia in December 2002. In addition, we are in the process of purchasing real estate for a future branch site. We estimate the costs for these commitments to be approximately $850,000.

As of September 30, 2002, our capital ratios were considered well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements and our Bank’s actual capital ratios are as follows:

	Actual Southern Heritage Bank	Regulatory Minimum Requirement

Leverage capital ratio	11.35%	4.00%
Risk-based capital ratios:
Core capital	13.51%	4.00%
Total capital	14.73%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition

Our total assets increased $24 million, or 44.45%, for the nine month period ended September 30, 2002. This rate of growth is not uncommon for a de novo bank and is expected to continue over the next three months. Total deposits increased $21.5 million, or 49.28%, for the nine month period. This growth in deposits was used to fund loan growth of $19.6 million, or 47.74%. Federal funds sold increased $5.9 million while securities decreased $2.2 million during the nine month period.

An increase in stockholders’ equity of $382,000 includes net income of $425,000 for the nine month period ended September 30, 2002 and a decrease in unrealized gains/losses on securities available-for-sale of $43,000.

Results of Operations
Three and Nine Months ended September 30, 2002 and 2001

Net Interest Income

Our net interest income has increased by $277,000 and $671,000 for the three and nine month periods ended September 30, 2002, respectively as compared to the same periods in 2001. The company’s net interest margin was 4.78% during the first nine months of 2002 as compared to

4.44% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $26.1 million since September 30, 2001. Total loans have grown $23.7 million to $60.6 million, while other interest-earning assets have increased $2.6 million to $13.5 million since September 30, 2001. Total interest bearing liabilities have increased $23.6 million during this same period. The net interest margin has also increased due to improvement in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since September 30, 2001.

Provision for Loan Losses

The provision for loan losses was $192,000 during the first nine months of 2002 as compared to $162,000 for the same period in 2001. The increase in the provision for loan losses is due to the significant increase in loan volume. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $752,000, or 1.24% of total loans, as of September 30, 2002, compared to $554,000, or 1.50% of total loans, as of September 30, 2001. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At September 30, 2002 and 2001, non-accrual loans were $23,000 or 0.04% of total loans, and $145,000 or 0.39% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of September 30, 2002 and September 30, 2001.

At September 30, 2002, loans classified as substandard were $196,000, or 0.32% of total loans, and loans classified as doubtful were $23,000, or 0.04% of total loans. Total loans charged off during the first nine months of 2002 were $40,000, or 0.08% of average loans compared to $17,000, or 0.05% of average loans during the same period of 2001. Recoveries of previously charged off loans totaled $4,000 during the nine month period ended September 30, 2002 compared to $2,000 during the same period of 2001.

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

Other Income

Other income increased by $117,000 for the nine month period ended September 30, 2002, as compared to the same period in 2001. The increase is due primarily to an increase in credit life insurance premiums of $6,000, an increase in mortgage loan origination income of $103,000, an increase in service charge income of $4,000, and a gain on the sale of available-for-sale securities of $4,000. Income from credit life insurance fluctuates with the volume of insurance written on loans, which has increased compared to the same period in 2001. The increase in mortgage loan origination income resulted from an increase in mortgage loans originated as compared to the same period in 2001. The increase is service charge income resulted from an increase in the volume of deposit accounts.

Other Expenses

Other expenses increased by $149,000 and $307,000 for the three and nine month periods ended September 30, 2002 as compared to the same period in 2001. The largest component of other expenses is salaries and employee benefits, which represents 62% of total other expenses for the nine month period ended September 30, 2002. The increase in salaries and employee benefits of $120,000 and $287,000 for the three and nine month periods in 2002 as compared to 2001 is due to the increase in number of employees, an increase of $80,000 in accruals for profit sharing and other employee benefits and an increase of $38,000 for incentives paid to mortgage originators. The number of full-time equivalent employees as of September 30, 2002 was 25 compared to 21 a year earlier.

Occupancy and equipment expenses have decreased by $14,000 for the nine month period ended September 30, 2002 as compared to the same period in 2001. The decrease is primarily due to the reduction in property taxes in 2002 as compared to 2001.

Other operating expenses increased by $21,000 for the three month period and increased by $34,000 for the nine month period ended September 30, 2002. There were no specific categories that individually changed significantly from prior periods in 2001.

Income Taxes

The Company has recorded a provision for income taxes of $223,000 for the nine month period ended September 30, 2002 or an effective tax rate of 34%. No provision for income taxes was recorded during 2001 due to cumulative net operating losses.

Net Income

Net income was $159,000 and $425,000 for the three and nine month periods ended September 30, 2002, compared to net income of $85,000 and $197,000 for the same periods in 2001. The improvement in earnings is directly related to success in attracting loan and deposit growth since the inception of the Bank. This trend is expected to continue.

ITEM 3.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II – OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K.

None

SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Heritage Bancorp, Inc.
DATE: November 12, 2002	By:	/s/ TREN WATSON

Tren Watson, President and Chief Executive Officer

DATE: November 12, 2002	By:	/s/ RICKY STOWE

Ricky Stowe, Chief Financial Officer

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern Heritage Bancorp, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tren Watson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ TREN WATSON

Tren Watson, Chief Executive Officer
November 12, 2002

Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Southern Heritage Bancorp, Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ricky Stowe, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICKY STOWE

Ricky Stowe, Chief Financial Officer
November 12, 2002

Section 302 Certification

I, Tren Watson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Heritage Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ TREN WATSON

Tren Watson, President and C.E.O. (Principal Executive Officer)

Section 302 Certification

I, Ricky Stowe, certify that:

7.	I have reviewed this quarterly report on Form 10-QSB of Southern Heritage Bancorp, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ RICKY STOWE

Ricky Stowe, Chief Financial Officer (Principal Financial and Accounting Officer)