Form 10KSB
period 2002-12-31
SOUTHERN HERITAGE BANCORP INC
filed 2003-03-28
CIK 1056238

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2002	Commission File Number 333-47291

SOUTHERN HERITAGE BANCORP, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	58-2386654 (I.R.S. Employer Identification No.)

3461 Atlanta Highway P. O. Box 907 Oakwood, Georgia (Address of principal executive offices)	30566 (Zip Code)

(770) 531-1240 (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common stock, $5.00 par value (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its fiscal year ended December 31, 2002 were $5,511,528.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2003 was $8,481,549 based on recent private sales known to the Registrant at a price of $11.75 per share. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2003 was 878,344 shares of common stock.

Documents Incorporated by Reference: Certain pages of the 2002 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003 are incorporated herein by reference in Parts II, III, and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes_____ No X

Exhibit Index on Page 16


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

The Bank is the sole operating subsidiary of the Company. On October 31, 1997, the Bank received the approval of its Articles of Incorporation from the DBF. Its permit to begin business was issued, and it opened for business on January 4, 1999. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), initial approval by the FDIC having been obtained on March 19, 1998.

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


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


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


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

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

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


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

Employees

As of March 1, 2003, the Bank had 26 full-time employees and 5 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

The Company and the Bank constructed a 10,000 square foot, two story building on the property for the Bank. There are four teller stations inside and four drive through stations. There is also a stand-alone automatic teller machine accessible by automobile. The cost of construction of the building was approximately $2,060,000. The furniture, fixtures and equipment necessary for operation of the Bank cost approximately $236,000. Construction, equipping and occupancy of the bank building by the Bank was completed on August 30, 1999. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and when the Bank was originally capitalized. The Bank opened for business on January 4, 1999, in a temporary building located on a portion of the site of the permanent bank building.

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

In December, 2002, the Bank opened a branch office at 4977 Friendship Road, Suite 113, Buford, Georgia 30518, in Hall County. The branch is located in a strip shopping center known as The Shoppes at Friendship. The space is leased pursuant to a five year lease at a fair market rental rate, with two options to renew for additional five year terms. The Bank made leasehold improvements to the space and installed equipment necessary for operation of the branch.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED                          STOCKHOLDER MATTERS

As of December 31, 2002, 878,344 shares were outstanding to approximately 1,266 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay, dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF                          OPERATION

Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 27 through 46 of the Company's 2002 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon, dated January 17, 2003, appearing on pages 3 through 26 of Company's 2002 Annual Report to Shareholders, are incorporated by reference in this Form 10KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 5, and under Non-Director Executive Officers of the Bank on pages 6 and 7, of the Proxy


Statement for Annual Meeting of Shareholders, to be held May 22, 2003, which information is incorporated by reference in this Form 10-KSB Annual Report. In addition, the information concerning compliance with Section 16 (a) of the Exchange Act shown under Filings under Section 16(a) on page 14 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report. The information in said Proxy Statement discloses that there were no reporting person delinquencies.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on pages 7 through 10 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 22, 2003, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                         MANAGEMENT

Stock Ownership of Certain Beneficial Owners which appears on pages 13 and 14 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 22, 2003, is incorporated by reference in this Form 10-KSB Annual Report.

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 11 through 13 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 22, 2003, is incorporated by reference in this Form 10-KSB Annual Report.

Equity Compensation Plans

The following table summarizes information, as of March 15, 2003, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	242,500	$10.80	57,500
Equity compensation plans not approved by security holders (2)	25,000	10.00	--
Total	267,500	$10.73	57,500


(1)	The only plan is the Company's 2002 Stock Option Plan approved by the shareholders of the Company at the annual meeting held on April 30, 2002.
(2)

Under the employment agreement of a former executive officer with the Company, in January, 1999 the Company issued stock options to the officer to purchase 15,000 shares at an exercise price per share of the lesser of book value or $10.00 (book value per share is presently more than $10.00). The options expire on April 14, 2003. Under the employment agreements of two other executive officers with the Company, in January, 1999 the Company issued stock options to each of them to purchase 5,000 shares at an exercise price per share of the lesser of book value or $10.00. The options issued to each of them expire on January 21, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management, which appears on page 11 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 22, 2003, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, incorporated herein by reference from pages 3 through 26 of the Company's 2002 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

The Management's Discussion and Analysis of Financial Conditions and Results of operations of the Company, incorporated by reference from pages 27 through 46 of the Company's 2002 Annual Report to Shareholders, have been filed as Item 6 of Part II of this report and are attached hereto as Exhibit 13.2.


2. Exhibits

Exhibit Numbers		Sequential Page Number

3.1*	Articles of Incorporation	--
3.2*	Bylaws	--
13.1	Consolidated Financial Statements of the Company	21
13.2	Management's Discussion and Analysis of Financial Condition and Results of Operations	45
21.1	Subsidiaries of the Company. The sole subsidiary of the Company is Southern Heritage Bank, Oakwood, Georgia, which is wholly-owned by the Company	--

_____________________________________

*Items 3.1 through 3.2, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-47291) and such documents are incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Tren B. Watson, President and Chief Executive Officer of the Company, and C. Ricky Stowe, Senior Vice President and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this Form 10-KSB Annual Report, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company in a timely manner.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer completed their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized on March 27, 2003.

SOUTHERN HERITAGE BANCORP, INC. By: s/Tren Watson Tren B. Watson President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

SIGNATURES	TITLE

s/Tren Watson Tren B. Watson	Director; President and C.E.O.

s/C. Ricky Stowe C. Ricky Stowe	Chief Financial Officer

s/Lowell S. Cagle Lowell S. (Casey) Cagle	Director, Chairman

s/C. Talmadge Garrison C. Talmadge Garrison	Director

s/Earl C. Gilleland Earl C. Gilleland	Director

s/A. Terry Hayes A. Terry Hayes	Director

[SIGNATURES CONTINUED ON NEXT PAGE]


s/Wm. David Merritt Wm. David Merritt	Director

s/Harold D. Nichols Harold D. Nichols	Director

s/Edward Quillian Dr. Edward R. Quillian	Director

s/Donald W. Smith Donald W. Smith	Director

CERTIFICATIONS

I, Tren B. Watson, President and Chief Executive Officer of Southern Heritage Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Heritage Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	s/Tren Watson TREN B. WATSON, President and Chief Executive Officer of Southern Heritage Bancorp, Inc.

I, C. Ricky Stowe, Senior Vice President and Chief Financial Officer of Southern Heritage Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Southern Heritage Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	s/C. Ricky Stowe C. RICKY STOWE, Senior Vice President and Chief Financial Officer of Southern Heritage Bancorp, Inc.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.
