Form 10QSB
period 2003-03-31
SOUTHERN HERITAGE BANCORP INC
filed 2003-05-13
CIK 1056238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-47291

Southern Heritage Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2386654

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2003:  893,344;  $5 par value.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2003
(Unaudited)

Assets
Cash and due from banks	$2,079,431
Federal funds sold	7,009,000
Securities available-for-sale, at fair value	5,166,294
Restricted equity securities	246,500
Loans	80,723,090
Less allowance for loan losses	980,000

Loans, net	79,743,090

Premises and equipment	3,049,331
Other assets	695,664

Total assets	$97,989,310

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$9,141,639
Interest-bearing demand	20,272,640
Savings	1,857,366
Time	53,424,490

Total Deposits	84,696,135
Other borrowings	3,700,000
Other liabilities	472,678

Total liabilities	88,868,813

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 878,344 shares issued and outstanding	4,391,720
Capital surplus	4,339,985
Retained earnings	307,801
Accumulated other comprehensive income	80,991

Total stockholders’ equity	9,120,497

Total liabilities and stockholders’ equity	$97,989,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans, including fees	$1,433,984	$906,947
Taxable securities	58,577	79,902
Federal funds sold	29,109	22,842
Other	2,231

Total interest income	1,523,901	1,009,691

Interest expense
Deposits	553,492	369,440
Other borrowings	41,439	24,820

Total interest expense	594,931	394,260

Net interest income	928,970	615,431
Provision for loan losses	123,074	14,627

Net interest income after provision for loan losses	805,896	600,804

Other income
Service charges on deposit accounts	37,030	27,065
Mortgage origination fees	136,387	65,393
Gain on sale of securities available-for-sale	—	5,295
Other operating income	17,986	9,771
Total other income	191,403	107,524

Other expenses
Salaries and employee benefits	440,797	336,445
Occupancy and equipment expenses	92,460	68,077
Other operating expenses	181,874	124,869

Total other expenses	715,131	529,391

Income before income taxes	282,168	178,937
Income tax expense	106,892	38,421

Net income	$175,276	$140,516
Other comprehensive income(loss) :
Unrealized losses on securities available-for-sale arising during period	(15,948)	(97,395)

Comprehensive income	$159,328	$43,121

Basic income per common share	$0.20	$0.16

Diluted income per common share	$0.19	$0.16

Weighted average shares outstanding	878,344	878,344

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$175,276	$140,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,202	24,999
Provision for loan losses	123,074	14,627
Other operating activities	(5,736)	(92,724)

Net cash provided by operating activities	338,816	87,418

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(500,000)	—
Maturities of securities available-for sale	—	249,185
Called securities available-for-sale	1,000,000	1,001,643
Sold securities available-for-sale	—	1,126,681
Net increase in Federal funds sold	(2,784,000)	(5,419,000)
Net increase in loans	(9,461,964)	(4,276,498)
Purchase of premises and equipment	(605,896)	(29,460)

Net cash used in investing activities	(12,351,860)	(7,347,449)

FINANCING ACTIVITIES
Net increase in deposits	11,518,432	7,555,898

Net cash provided by financing activities	11,518,432	7,555,898

Net increase (decrease) in cash and due from banks	(494,612)	295,867
Cash and due from banks, beginning of period	2,574,043	1,335,656

Cash and due from banks, end of period	$2,079,431	$1,631,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Southern Heritage Bancorp, Inc. (the “Company”) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the “Bank”).  The Bank is a commercial bank with its corporate headquarters located in Oakwood, Hall County, Georgia and a branch office located in Buford, Hall County, Georgia.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2003, the Company has two stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,

	2003	2002

Net income, as reported	$175,278	$140,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—
Pro forma net income	$175,278	$140,516
Earnings per share:
Basic - as reported	$0.20	$0.16
Basic - pro forma	$0.20	$0.16
Diluted - as reported	$0.19	$0.16
Diluted - pro forma	$0.19	$0.16

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The United States is currently experiencing a general economic slowdown that may adversely affect our banking business.  Economic slowdowns or recessions in our primary market area of Hall County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default.  Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations.  We cannot predict the extent, duration of these events or effect upon our business and operations.  We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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

As of March 31, 2003 our liquidity ratio was 14.19%.  Although we are below our target ratio of 20%, management believes that there will not be any effect on the bank’s operations due to the funds available through borrowing arrangements with our correspondent banks and the Federal Home Loan Bank.

As of March 31, 2003, our capital ratios were considered well-capitalized based on regulatory minimum capital requirements.  The minimum capital requirements and our Bank’s actual capital ratios are as follows:

	Actual Southern Heritage Bank	Regulatory Minimum Requirement

Leverage capital ratio	8.96%	4.00%
Risk-based capital ratios:
Core capital	10.45%	4.00%
Total capital	11.63%	8.00%

On March 13, 2003, we purchased property in downtown Gainesville, Hall County, Georgia to establish a new branch.  The property is located at the corner of Academy Street and Maple Street.  The purchase price for the property was $600,000.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition

Our total assets increased $11.8 million, or 13.67%, for the three month period ended March 31, 2003.  The increase in total assets was primarily funded by an increase of $11.5 million in total deposits, or 15.74%.   This growth in deposits was used to fund loan growth of $9.5 million, or 13.28%.   Federal funds sold increased $2.8 million while securities decreased $500,000 during the three month period.

An increase in stockholders’ equity of $159,000 includes net income of $175,000 for the three month period ended March 31, 2003 and a decrease in unrealized gains/losses on securities available-for-sale of $16,000.

Results of Operations
Three Months ended March 31, 2003 and 2002

Net Interest Income

Our net interest income has increased by $314,000 for the three month period ended March 31, 2003, as compared to the same period in 2002. Our net interest margin was 4.13% during the first three months of 2003 as compared to 4.63% for the same period last year, and 4.63% for the year ended December 31, 2002.  The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans.  Total interest-earning assets have increased by $35.6 million since March 31, 2002.  Total loans have grown $35.4 million to $80.7 million, while other interest-earning assets have increased $180,000 to $14.5 million since March 31, 2002.  Total interest bearing liabilities have increased $25.5 million during this same period.  The net interest margin has decreased slightly due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since March 31, 2002.  During this period of declining interest rates, our interest-earning assets have repriced at a slightly faster pace than our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $123,000 during the first three months of 2003 as compared to $15,000 for the same period in 2002.  The increase in the provision for loan losses is due to the significant increase in loan volume.   The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs.  The allowance for loan losses was $980,000, or 1.21% of total loans, as of March 31, 2003, compared to $608,000, or 1.34% of total loans, as of March 31, 2002.  The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At March 31, 2003 and 2002, non-accrual loans were $17,000 or 0.03% of total loans, and $56,000 or 0.12% of total loans, respectively.  There were no loans past due more than 90 days still accruing interest nor any restructured loans as of March 31, 2003 and  March 31, 2002.

At March 31, 2003, loans classified as substandard were $190,000, or 0.24% of total loans, and loans classified as doubtful were $16,000, or 0.02% of total loans.  There were not any loans charged off during the first three months of 2003 compared to $4,000, or 0.01% of average loans during the same period of 2002.  Recoveries of previously charged off loans totaled $2,000 during the three month period ended March 31, 2003 compared to $1,000 during the same period of 2002.

The level of classified, non-accrual, past due and charged-off loans is considered reasonable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.  These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.  Management is not aware of any loans classified for regulatory purposes which have not been included in the information presented above.

Other Income

Other income increased by  $84,000 for the three month period ended March 31, 2003, as compared to the same period in 2002.  The increase is due primarily to an increase in mortgage loan origination income of $71,000, an increase in service charge income of $10,000, an increase in other operating income of $8,000 and a decrease in the gain on sale of securities available-for-sale of $5,000.  The increase in mortgage loan origination income resulted from an increase in mortgage loans originated as compared to the same period in 2002.  The increase in service charge income resulted from an increase in the volume of deposit accounts.

Other Expenses

Other expenses increased by $186,000 for the three month period ended March 31, 2003, as compared to the same period in 2002.  The largest component of other expenses is salaries and employee benefits, which represents 62% of total other expenses for the three month period ended March 31, 2003.  The increase in salaries and employee benefits of $105,000 for the three month period in 2003 as compared to 2002 is due to the increase in the number of employees, an increase of $16,000 in accruals for profit sharing and other employee benefits and an increase of $25,000 for incentives paid to mortgage originators.  The number of full-time equivalent employees as of March 31, 2003 was 28 compared to 23 a year earlier.

Occupancy and equipment expenses have increased by $24,000 for the three month period ended March 31, 2003 as compared to the same period in 2002.  The increase is primarily due to the opening of the Friendship Road Office in December 2002.

Other operating expenses increased by $57,000 for the three month period ended March 31, 2003.  Data processing expenses increased by $16,000 for the three month period in 2003 as compared to the same period in 2002 due primarily to the increase in the volume of deposit accounts and the establishment of the Friendship Road Office.  Director and legal expenses increased by $14,000 for the three month period in 2003 as compared to the same period in 2002 primarily due to the payment of fees, which began in the third quarter of 2002, to the Board of Directors for their services to the company.

Income Taxes

The Company has recorded a provision for income taxes of $107,000 for the three month period ended March 31, 2003 or an effective tax rate of 38% as compared to $38,000 or an effective tax rate of 21% for the same period in 2002.  In 2002, the company recognized all remaining net operating losses, therefore reducing the effective tax rate.

Net Income

Net income was $175,000 for the three month period ended March 31, 2003, compared to net income of $141,000 for the same period in 2002.  The improvement in earnings is directly related to success in attracting loan and deposit growth.  The current economic slowdown may adversely effect the continued growth of the loan and deposit portfolios.

ITEM 3.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  We continually review our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

		Exhibit Number	Exhibit

		99.1	Section 906 Certification of Principal Executive Officer
		99.2	Section 906 Certification of Principal Financial Officer
		99.3	Section 302 Certification of Principal Executive Officer
		99.4	Section 302 Certification of Principal Financial Officer

	(b)	Reports on Form 8-K.

None

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN HERITAGE BANCORP, INC.

DATE: May 9, 2003	BY:	/s/ TREN WATSON

Tren Watson, President and Chief Executive Officer

DATE: May 9, 2003	BY:	/s/ RICKY STOWE

Ricky Stowe, Chief Financial Officer