Form 10QSB
period 2003-06-30
SOUTHERN HERITAGE BANCORP INC
filed 2003-08-13
CIK 1056238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2003: 893,344; $5 par value.

Transitional Small Business Disclosure Format Yes ☐ No ☒.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

SIGNATURES	15

CERTIFICATIONS	16

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2003
(Unaudited)

Assets
Cash and due from banks	$1,755,881
Federal funds sold	16,005,000
Securities available-for-sale, at fair value	8,432,600
Restricted equity securities	246,500
Loans	88,658,132
Less allowance for loan losses	1,085,790

Loans, net	87,572,342

Premises and equipment	3,126,340
Other assets	836,641

Total assets	$117,975,304

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,611,779
Interest-bearing demand	23,026,462
Savings	2,025,226
Time	64,509,230

Total Deposits	100,172,697
Other borrowings	3,700,000
Company guaranteed trust preferred securities	4,000,000
Other liabilities	611,501

Total liabilities	108,484,198

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 893,344 shares issued and outstanding	4,466,720
Capital surplus	4,433,836
Retained earnings	507,539
Accumulated other comprehensive income	83,011

Total stockholders’ equity	9,491,106

Total liabilities and stockholders’ equity	$117,975,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income
Loans, including fees	$1,532,044	$1,110,108	$2,966,028	$2,017,055
Taxable securities	51,650	62,539	110,227	142,441
Federal funds sold	39,036	24,267	68,145	45,751
Other	2,666	1,935	4,897	3,293

Total interest income	1,625,396	1,198,849	3,149,297	2,208,540

Interest expense
Deposits	594,286	393,838	1,147,778	763,278
Other borrowings	44,983	26,388	86,422	51,208

Total interest expense	639,269	420,226	1,234,200	814,486

Net interest income	986,127	778,623	1,915,097	1,394,054

Provision for loan losses	117,000	115,373	240,074	130,000

Net interest income after provision for loan losses	869,127	663,250	1,675,023	1,264,054

Other income
Service charges on deposit accounts	43,981	36,538	81,011	63,603
Mortgage origination fees	220,737	67,071	357,124	132,464
Gain on sale of securities available-for-sale	313	(164)	313	5,166
Other operating income	22,858	10,440	40,844	20,176

Total other income	287,889	113,885	479,292	221,409

Other expenses
Salaries and employee benefits	503,953	355,836	944,750	692,281
Occupancy and equipment expenses	96,832	66,860	189,292	134,937
Other operating expenses	234,411	155,079	416,285	279,948

Total other expenses	835,196	577,775	1,550,327	1,107,166

Income before income taxes	321,820	199,360	603,988	378,297
Income tax expense	122,082	73,649	228,974	112,070

Net income	$199,738	$125,711	$375,014	$266,227
Other comprehensive income(loss):
Unrealized gains(losses) on securities available-for-sale arising during period, net of taxes	2,020	39,829	(13,928)	(57,566)

Comprehensive income	$201,758	$165,540	361,086	$208,661

Basic income per common share	$0.22	$0.14	$0.42	0.30

Diluted income per common share	$0.22	$0.14	$0.41	$0.30

Weighted average shares outstanding	891,201	878,344	884,808	878,344

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$375,014	$266,227
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	92,607	52,207
Gain on sale of available-for-sale securities	(313)	(5,166)
Provision for loan losses	240,074	130,000
Other operating activities	219,583	(123,604)

Net cash provided by operating activities	926,965	319,664

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,768,480)	—
Maturities of securities available-for sale	1,502,875	1,753,953
Proceeds from sale of securities available-for-sale	500,313	1,131,847
Net increase in Federal funds sold	(11,780,000)	(6,397,000)
Net increase in restricted equity securities	(61,500)	(100,000)
Net increase in loans	(17,397,006)	(13,574,394)
Purchase of premises and equipment	(736,636)	(124,589)

Net cash used in investing activities	(32,740,434)	(17,310,183)

FINANCING ACTIVITIES
Net increase in other borrowings	—	2,000,000
Net increase in deposits	26,994,994	15,040,097
Proceeds from issuance of trust preferred securities	4,000,000	—

Net cash provided by financing activities	30,994,994	17,040,097

Net increase(decrease) in cash and due from banks	(818,162)	49,578
Cash and due from banks, beginning of period	2,574,043	1,335,656

Cash and due from banks, end of period	$1,755,881	$1,385,234

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At June 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,

	2003	2002

Net income, as reported	$375,014	$266,227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$59,568	$17,118
Pro forma net income	$315,446	$249,109
Earnings per share:
Basic - as reported	$0.42	$0.30
Basic - pro forma	$0.36	$0.28
Diluted - as reported	$0.41	$0.30
Diluted - pro forma	$0.35	$0.28

NOTE 3.	RECENT DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclose.

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

As of June 30, 2003 our liquidity ratio was 24.20%, which is above our target ratio of 15%.

During June 2003, Southern Heritage Bancorp, Inc. established a statutory trust in the name of Southern Heritage Statutory Trust I. The trust issued $4,000,000 in Preferred Trust Securities. The securities were issued at a fixed rate of 5.55% for the first five (5) years and floating for the remainder of the term. The final maturity of the securities is June 26, 2033. The proceeds from the issuance of these securities are being utilized to provide additional capital to Southern Heritage Bank.

As of June 30, 2003, our capital ratios were considered well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements and our Bank’s actual capital ratios are as follows:

	Actual Southern Heritage Bank	Regulatory Minimum Requirement

Leverage capital ratio	11.55%	4.00%
Risk-based capital ratios:
Core capital	12.93%	4.00%
Total capital	14.06%	8.00%

On March 13, 2003, we purchased property in downtown Gainesville, Hall County, Georgia to establish a new branch. The branch opened August 4, 2003 in a modular building until a permanent facility may be constructed. The property is located at 206 West Academy Street, Gainesville, Georgia. The purchase price for the property was $600,000.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition

Our total assets increased $31.8 million, or 36.85%, for the six month period ended June 30, 2003. The increase in total assets was primarily funded by an increase of $27 million in total deposits, or 36.89%. This growth in deposits was used to fund loan growth of $17.4 million, or 24.42%. Federal funds sold increased $11.8 million while securities increased $2.7 million during the six month period.

An increase in stockholders’ equity of $530,000 includes net income of $375,000 for the six month period ended June 30, 2003, a decrease in unrealized gains/losses on securities available-for-sale of $14,000 and the proceeds from stock options exercised of $169,000.

Results of Operations
Three and Six Months ended June 30, 2003 and 2002

Net Interest Income

Our net interest income has increased by $208,000 and $521,000 for the three and six month periods ended June 30, 2003, respectively as compared to the same period in 2002. Our net interest margin was 3.98% during the first six months of 2003 as compared to 4.89% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $45.5 million since June 30, 2002. Total loans have grown $34.1 million to $88.7 million, while other interest-earning assets have increased $11.4 million to $24.7 million since June 30, 2002. Total interest bearing liabilities have increased $41.5 million during this same period. The net interest margin has decreased due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since June 30, 2002. During this period of declining interest rates, our interest-earning assets have repriced at a slightly faster pace than our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $240,000 during the first six months of 2003 as compared to $130,000 for the same period in 2002. The increase in the provision for loan losses is due to the significant increase in loan volume. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $1,086,000 or 1.23% of total loans, as of June 30, 2003, compared to $697,000, or 1.28% of total loans, as of June 30, 2002. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At June 30, 2003 and 2002, non-accrual loans were $35,000 or 0.04% of total loans, and $138,000 or 0.25% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of June 30, 2003 and June 30, 2002.

At June 30, 2003, loans classified as substandard were $1,712,000, or 1.93% of total loans, and there were not any loans classified as doubtful. Total loans charged off during the first six months of 2003 were $12,000, or 0.02% of average loans compared to $32,000, or 0.04% of average loans during the same period of 2002. Recoveries of previously charged off loans totaled $2,000 during the six month period ended June 30, 2003 compared to $3,000 during the same period of 2002. All of the charged off loans and recoveries for the first six months of 2003 and during the same period of 2002 consisted of consumer type loans.

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

Other Income

Other income increased by $258,000 for the six month period ended June 30, 2003, as compared to the same period in 2002. The increase is due to an increase in mortgage loan origination income of $225,000, an increase in service charge income of $17,000, an increase in other operating income of $21,000 and a decrease in the gain on sale of securities available-for-sale of $5,000. The increase in mortgage loan origination income resulted from an increase in mortgage loans originated as compared to the same period in 2002. The increase in service charge income resulted from an increase in the volume of deposit accounts.

Other Expenses

Other expenses increased by $257,000 and $443,000 for the three and six month periods ended June 30, 2003, as compared to the same period in 2002. The largest component of other expenses is salaries and employee benefits, which represents 61% of total other expenses for the six month period ended June 30, 2003. The increase in salaries and employee benefits of $253,000 for the six month period in 2003 as compared to 2002 is due to the increase in the number of employees, an increase of $40,000 in accruals for profit sharing and other employee benefits and an increase of $94,000 for incentives paid to mortgage originators. The number of full-time equivalent employees as of June 30, 2003 was 34 compared to 24 a year earlier.

Occupancy and equipment expenses have increased by $54,000 for the six month period ended June 30, 2003 as compared to the same period in 2002. The increase is primarily due to the opening of the Friendship Road Branch in December 2002.

Other operating expenses increased by $136,000 for the six month period ended June 30, 2003. Data processing expenses increased by $32,000 for the six month period in 2003 as compared to the same period in 2002 due primarily to the increase in the volume of deposit accounts and the opening of the Friendship Road Branch. Director expenses increased by $21,000 for the six month period in 2003 as compared to the same period in 2002 primarily due to the payment of fees, which began in the third quarter of 2002, to the Board of Directors for their services to the company.

Income Taxes

The Company has recorded a provision for income taxes of $229,000 for the six month period ended June 30, 2003 or an effective tax rate of 38% as compared to $112,000 or an effective tax rate of 30% for the same period in 2002. In 2002, the company recognized all remaining net operating losses, therefore reducing the effective tax rate.

Net Income

Net income was $200,000 and $375,000 for the three and six month periods ended June 30, 2003, compared to net income of $126,000 and $266,000 for the same periods in 2002. The improvement in earnings is directly related to success in attracting loan and deposit growth. The current economic slowdown may adversely effect the continued growth of the loan and deposit portfolios.

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

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The annual meeting of the stockholders of our Company was held on May 22, 2003.
(b)	The following directors were elected at the meeting to serve terms through the year indicated:

C. Talmadge Garrison	2006
Earl C. Gilleland	2006
A. Terry Hayes	2006
William David Merritt	2006

(c)	Mauldin & Jenkins, LLC was ratified as our independent auditors for fiscal Year 2003.

The shares represented at the meeting (491,802 shares or 55.99%) voted as follows:

Item (b)	For	Against	Abstain	Total

C. Talmadge Garrison	486,802	—	5,000	491,802
Earl C. Gilleland	486,302	—	5,500	491,802
A. Terry Hayes	486,102	—	5,700	491,802
William David Merritt	486,102	—	5,700	491,802

Item (c)	For	Against	Abstain	Total

Ratification of Mauldin & Jenkins, LLC	485,912	5,000	890	491,802

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibits.

Exhibit Number	Exhibit

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(b)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Heritage Bancorp, Inc.
DATE: August 11, 2003	By:	/s/ TREN WATSON

Tren Watson, President and Chief Executive Officer

DATE: August 11, 2003	By:	/s/ RICKY STOWE

Ricky Stowe, Chief Financial Officer