Form 10QSB
period 2003-09-30
SOUTHERN HERITAGE BANCORP INC
filed 2003-11-13
CIK 1056238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2003: 893,344; $5 par value.

Transitional Small Business Disclosure Format Yes ☐     No ☒

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003

(Unaudited)

Assets

Cash and due from banks	$2,223,401
Federal funds sold	8,855,000
Securities available-for-sale, at fair market value	9,394,666
Restricted equity securities	246,500

Loans	92,390,663
Less allowance for loan losses	1,479,511

Loans, net	90,911,152

Premises and equipment	3,190,666
Other assets	822,103

Total assets	$115,643,488

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$13,622,950
Interest-bearing demand	22,071,512
Savings	2,197,979
Time	60,030,532

Total Deposits	97,922,973

Other borrowings	3,700,000
Company guaranteed trust preferred securities	4,000,000
Other liabilities	532,944

Total liabilities	106,155,917

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 893,344 shares issued and outstanding	4,466,720
Capital surplus	4,433,836
Retained earnings	538,641
Accumulated other comprehensive income	48,374
Total stockholders’ equity	9,487,571

Total liabilities and stockholders’ equity	$115,643,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$1,589,700	$1,210,369	$4,555,728	$3,227,424
Taxable securities	99,091	61,366	209,318	203,807
Federal funds sold	28,839	37,031	96,984	82,783
Other	2,205	2,491	7,102	5,783

Total interest income	1,719,835	1,311,257	4,869,132	3,519,797

Interest expense
Deposits	554,185	452,623	1,701,963	1,215,901
Other borrowings	97,860	42,360	184,282	93,568

Total interest expense	652,045	494,983	1,886,245	1,309,469
Net interest income	1,067,790	816,274	2,982,887	2,210,328

Provision for loan losses	400,500	62,000	640,574	192,000

Net interest income after provision for loan losses	667,290	754,274	2,342,313	2,018,328

Other income
Service charges on deposit accounts	48,935	41,489	129,946	105,092
Mortgage origination fees	159,919	126,257	517,043	260,680
Gain on sale of securities available-for-sale	92	—	405	5,166
Other operating income	28,632	10,100	69,476	28,317

Total other income	237,578	177,846	716,870	399,255

Other expenses
Salaries and employee benefits	520,140	396,842	1,464,890	1,089,123
Occupancy and equipment expenses	112,299	79,029	301,591	213,966
Other operating expenses	221,312	186,690	637,597	466,638

Total other expenses	853,751	662,561	2,404,078	1,769,727

Income before income taxes	51,117	269,559	655,105	647,856
Income tax expense	20,015	110,482	248,989	222,552

Net income	$31,102	$159,077	$406,116	$425,304

Other comprehensive income(loss):
Reclassification adjustment for gains realized on securities available-for-sale in net income, net of taxes	(61)	—	(267)	(3,410)
Unrealized gains(losses) on securities available-for-sale arising during period, net of taxes	(34,576)	13,870	(48,298)	(40,286)

Total other comprehensive income	(34,637)	13,870	(48,565)	(43,696)

Comprehensive income	$(3,535)	$172,947	357,551	$381,608

Basic income per common share	$0.03	$0.18	$0.46	0.48

Diluted income per common share	$0.03	$0.17	$0.45	$0.47

Weighted average shares outstanding	893,344	878,344	887,685	878,344

Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income	$406,116	$425,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,562	81,242
Gain on sale of available-for-sale securities	(405)	(5,166)
Provision for loan losses	640,574	192,000
Other operating activities	(517,613)	(17,523)

Net cash provided by operating activities	679,234	675,857

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(6,972,168)	(1,000,000)
Maturities of securities available-for sale	2,002,875	2,057,454
Proceeds from sale of securities available-for-sale	1,183,043	1,131,847
Net increase in Federal funds sold	(4,630,000)	(5,899,000)
Proceeds from issuance of trust preferred securities	4,000,000	—
Net increase in restricted equity securities	(61,500)	(100,000)
Net increase in loans	(21,119,219)	(19,572,808)
Purchase of premises and equipment	(851,592)	(177,896)

Net cash used in investing activities	(26,448,561)	(23,560,403)

FINANCING ACTIVITIES
Net increase in other borrowings	—	2,000,000
Net increase in deposits	25,418,685	21,497,792

Net cash provided by financing activities	25,418,685	23,497,792

Net increase(decrease) in cash and due from banks	(350,642)	613,246

Cash and due from banks, beginning of period	2,574,043	1,335,656

Cash and due from banks, end of period	$2,223,401	$1,948,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Southern Heritage Bancorp, Inc. (the “Company”) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, Southern Heritage Bank (the “Bank”). The Bank is a commercial bank with its corporate headquarters located in Oakwood, Hall County, Georgia, a branch office located in Buford, Hall County, Georgia and a branch office located in Gainesville, Hall County, Georgia.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At September 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
	2003	2002
Net income, as reported	$406,116	$425,304
Deduct: Total stock-based employee compensation Expense determined under fair value based Method for all awards, net of related tax effects	$111,709	$113,848
Pro forma net income	$294,407	$311,456

Earnings per share:

Basic – as reported	$0.46	$0.48

Basic – pro forma	$0.33	$0.35

Diluted – as reported	$0.45	$0.47

Diluted – pro forma	$0.36	$0.35

NOTE 3.	RECENT DEVELOPMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclose.

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

As of September 30, 2003 our liquidity ratio was 18.96%, which is above our target ratio of 15%.

As of September 30, 2003, our capital ratios were considered well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements and our Bank’s actual capital ratios are as follows:

		Regulatory
	Actual	Minimum
	Southern Heritage Bank	Requirement
Leverage capital ratio	10.70%	4.00%
Risk-based capital ratios:
Core capital	12.69%	4.00%
Total capital	13.94%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Financial Condition

Our total assets increased $29.4 million, or 34.14%, for the nine month period ended September 30, 2003. The increase in total assets was primarily funded by an increase of $24.7 million in total deposits, or 33.82%. The remainder of the growth was funded by the issuance of Trust Preferred Securities in the second quarter of 2003. The growth in deposits was used to fund loan growth of $21.1 million, or 29.65%. Federal funds sold increased $4.6 million while securities increased $3.7 million during the nine month period.

An increase in stockholders’ equity of $526,000 includes net income of $406,000 for the nine month period ended September 30, 2003, a decrease in unrealized gains/losses on securities available-for-sale of $49,000 and the proceeds from stock options exercised of $169,000.

Results of Operations

Three and Nine Months ended September 30, 2003 and 2002

Net Interest Income

Our net interest income has increased by $252,000 and $773,000 for the three and nine month periods ended September 30, 2003, respectively as compared to the same period in 2002. Our net interest margin was 3.99% during the first nine months of 2003 as compared to 4.78% for the same period last year. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $36.8 million since September 30, 2002. Total loans have grown $31.8 million to $92.4 million, while other interest-earning assets have increased $5 million to $18.5 million since September 30, 2002. Total interest bearing liabilities have increased $30.8 million during this same period. The net interest margin has decreased due to a reduction in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since September 30, 2002. During this period of declining interest rates, our interest-earning assets have repriced at a slightly faster pace than our interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $641,000 during the first nine months of 2003 as compared to $192,000 for the same period in 2002. The increase in the provision for loan losses is due to the significant increase in loan volume and an increase in classified loans. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $1,480,000 or 1.61% of total loans, as of September 30, 2003, compared to $752,000, or 1.25% of total loans, as of September 30, 2002. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At September 30, 2003 and 2002, non-accrual loans were $12,000 or 0.02% of total loans, and $23,000 or 0.04% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of September 30, 2003 and September 30, 2002.

At September 30, 2003, loans classified as substandard were $690,000, or 0.75% of total loans as compared to $196,000, or 0.32% of total loans for the same period in 2002. Loans classified as doubtful were $1,003,000 or 1.09% of total loans for the period ending September 30, 2003 as compared to $23,000, or 0.04% of total loans for the same period in 2002. One banking relationship, which is currently in bankruptcy, represents the $1,003,000 of loans that are classified as doubtful. Of the provision for loan losses, $502,000 represents reserves that have been established for this relationship. Bankruptcy Court hearings concerning this relationship are scheduled to be held during the fourth (4th) quarter of 2003. Determination of further losses, if any, will be made as information is received at these hearings.

Total loans charged off during the first nine months of 2003 were $19,000, or 0.03% of average loans compared to $40,000, or 0.08% of average loans during the same period of 2002. Recoveries of previously charged off loans totaled $3,000 during the nine month period ended September 30, 2003 compared to $4,000 during the same period of 2002. All of the charged off loans and recoveries for the first nine months of 2003 and during the same period of 2002 consisted of consumer type loans.

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

Other Income

Other income increased by $318,000 for the nine month period ended September 30, 2003, as compared to the same period in 2002. The increase is due to an increase in mortgage loan origination income of $257,000, an increase in service charge income of $25,000, an increase in other operating income of $41,000 and a decrease in the gain on sale of securities available-for-

sale of $5,000. The increase in mortgage loan origination income resulted from an increase in mortgage loans originated as compared to the same period in 2002. The increase in service charge income resulted from an increase in the volume of deposit accounts.

Other Expenses

Other expenses increased by $191,000 and $634,000 for the three and nine month periods ended September 30, 2003, as compared to the same period in 2002. The largest component of other expenses is salaries and employee benefits, which represents 61% of total other expenses for the nine month period ended September 30, 2003. The increase in salaries and employee benefits of $376,000 for the nine month period in 2003 as compared to 2002 is due to the increase in the number of employees, an increase of $114,000 in accruals for profit sharing and other employee benefits and an increase of $129,000 for incentives paid to mortgage originators. The number of full-time equivalent employees as of September 30, 2003 was 32 compared to 25 a year earlier.

Occupancy and equipment expenses have increased by $87,000 for the nine month period ended September 30, 2003 as compared to the same period in 2002. The increase is primarily due to the opening of the Friendship Road Branch in December 2002 and the Gainesville Branch in August 2003.

Other operating expenses increased by $171,000 for the nine month period ended September 30, 2003. Data processing expenses increased by $51,000 for the nine month period in 2003 as compared to the same period in 2002 due primarily to the increase in the volume of deposit accounts and the opening of the Friendship Road Branch and the Gainesville Branch. Director expenses increased by $21,000 for the nine month period in 2003 as compared to the same period in 2002 primarily due to the payment of fees, which began in the third quarter of 2002, to the Board of Directors for their services to the company. No other significant increases or decreases were noted in other operating expenses.

Income Taxes

The Company has recorded a provision for income taxes of $249,000 for the nine month period ended September 30, 2003 or an effective tax rate of 38% as compared to $223,000 or an effective tax rate of 34% for the same period in 2002. In 2002, the company recognized all remaining net operating losses, therefore reducing the effective tax rate.

Net Income

Net income was $31,000 and $406,000 for the three and nine month periods ended September 30, 2003, compared to net income of $159,000 and $425,000 for the same periods in 2002. The decline in earnings is directly related to the provision for loan losses. Provision for loan losses increased by $339,000 and $449,000 for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002.

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

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

On August 29, 2003, Southern Heritage Bancorp, Inc. signed a letter of intent to merge into GB&T Bancshares, Inc., a Georgia bank holding company. The proposed merger is subject to the execution of a definitive merger agreement and appropriate corporate shareholder and regulatory approvals. GB&T Bancshares, Inc. common stock is listed on the NASDAQ National Market under the symbol “GBTB.”

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

Southern Heritage Bancorp, Inc.

DATE: November 12, 2003	BY: /s/ Tren Watson
Tren Watson, President and Chief Executive Officer

DATE: November 12, 2003	BY: /s/ Ricky Stowe
Ricky Stowe, Chief Financial Officer