Form 10KSB
period 2003-12-31
SOUTHERN HERITAGE BANCORP INC
filed 2004-03-30
CIK 1056238

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT 0F 1934

                 For the fiscal year ended December 31, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____________________ to ____________________

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

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its fiscal year ended December 31, 2003 were $7,490,070.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2004 was $21,063,859 based on the estimated value of Registrant common stock of $28.80 per share determined using the exchange ratio of 1.063 shares of GB&T Bancshares, Inc. for each share of Registrant stock set forth in the Agreement and Plan of Reorganization executed by Registrant and GB&T Bancshares effective January 26, 2004. On March 9, 2004, the NASDAQ average bid and asked price of GB&T Bancshares common stock was $27.09, making the value of 1.063 shares of GB&T Bancshares stock equal to 28.80. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2004 was 893,344 shares of common stock.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):

Yes_____ No X

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

As of January 26, 2004, the Company executed an Agreement and Plan of Merger with GB&T Bancshares, Inc., Gainesville, Georgia pursuant to which the Company has agreed to merge into GB&T Bancshares, Inc., Gainesville, Georgia. Under the Plan of Merger, the Bank will also be merged into Gainesville Bank & Trust, Gainesville, Georgia. In the merger each outstanding share of Company common stock will be exchanged for 1.063 share of GB&T Bancshares common stock or $25.07 in cash, with $8,640,000 as the aggregate maximum amount of cash to be paid by GB&T Bancshares. The merger is subject to the approval of Company shareholders holding at least a majority of the outstanding stock of the Company. Assuming shareholder approval, the merger is expected to be consummated by June 30, 2004. GB&T Bancshares, Inc. is a multi-bank holding company headquartered in Gainesville, Georgia. Its stock is traded on the NASDAQ National Market under the symbol "GBTB."

(b) Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses. The Company conducts business from its main office located at 3461


Atlanta Highway, Flowery Branch, Georgia 30542 and from its branch offices located at 4977 Friendship Road, Suite 113, Buford, Georgia 30518 and 206 Academy Street, N.W., Gainesville, Georgia 30501. All of these offices are within Hall County.

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

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is the principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-


medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan as necessary. The Bank does not presently offer trust or permissible securities services.

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


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


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


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


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


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


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

Employees

As of March 15, 2004, the Bank had 31 full-time employees and 2 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


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

In August, 2003, the Bank opened a branch office at 206 West Academy Street, N.W., Gainesville, Georgia 30501, in Hall County. The Bank purchased the 1.119 acre lot and a modular banking unit, which the Bank placed on the property. The Bank also installed equipment necessary for operation of the branch.

In addition, one of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and developments loans, and residential real estate loans. Loan terms are generally limited to five years or less, although payments are frequently


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED                          STOCKHOLDER MATTERS

As of December 31, 2003, 893,344 shares were outstanding to approximately 1,230 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

The following information is required by Item 701(a) - (e) of Regulation S-B.

(1) Sale of Unregistered Securities

(i) On June 26, 2003, through its statutory trust the Company issued 4,000 shares of trust preferred securities, each having a liquidation amount of $1,000, to Preferred Term Securities X, Ltd. The securities were designated as "Fixed/Floating Rate Capital Securities of Southern Heritage Statutory Trust I." The securities initially bear interest at 5.55% per annum and mature on June 26, 2033.


(ii) The placement agents for the Company were FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. The securities were sold to Preferred Term Securities X, Ltd.

(iii) The total offering price for the securities was $4,000,000. The placement agents were paid an aggregate fee of $120,000.

(iv) The sale of the securities was exempt from registration under the Securities Act under a Regulation S exemption for sales outside of the United States since the sale was made in the Cayman Islands to Preferred Term Securities X, Ltd., a Cayman Islands company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF                          OPERATION

Executive Summary

Southern Heritage Bancorp, Inc. (the "Company"), was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of Southern Heritage Bank, Oakwood, Georgia upon its formation. The Company became a bank holding company upon the acquisition of all of the Common Stock of the Bank in January, 1999. As of December 31, 2003, Southern Heritage Bancorp, Inc. has more than $115 million in assets and operates in 3 convenient locations in the Hall County, Georgia area.

In 2003, the Company formed Southern Heritage Statutory Trust I, a wholly-owned grantor trust to issue trust preferred securities in a private placement offering. The trust has invested the proceeds of the trust preferred securities in subordinated debentures of Southern Heritage Bancorp, Inc. The sole assets of the trust are the subordinated debentures of the Company.

On January 26, 2004, the Board of Directors of Southern Heritage Bancorp, Inc. signed a definitive agreement for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc. The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc., or within limits, a portion of the acquisition price be paid in cash of $25.07 for each share of Southern Heritage Bancorp, Inc. stock, at the option of Southern Heritage Bancorp, Inc. stockholders up to 30% of the consideration for conversion. The merger is subject to the approval of the regulators and the stockholders of Southern Heritage Bancorp, Inc. The shares of GB&T Bancshares, Inc. is traded on the NASDAQ Stock Market under the symbol "GBTB."


Overview

The following is a discussion of the financial condition of Southern Heritage Bancorp, Inc. and our wholly-owned bank subsidiary, Southern Heritage Bank at December 31, 2003 and 2002 and the results of our operations for the years ended December 31, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

The Company is a bank holding company within the meaning of the Bank Holding Company Act and the Georgia Bank Holding Company Act. Our plan of operations continues to consist primarily of gaining market share in our primary market area of Oakwood, Georgia, Hall County and surrounding counties.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in this Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution readers that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Critical Accounting Policies

Southern Heritage Bancorp, Inc. has established accounting and financial reporting policies to govern the application of accounting principles in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies involve assumptions and decisions by management which have a material impact on the carrying value of certain assets and liabilities; management considers


these accounting policies to be critical accounting policies. The assumptions and decisions used by management are based on historical data and other factors which are believed to be reasonable under the circumstances. Because of the nature of the assumptions and decisions made by management, a material impact could result from the carrying values of assets and liabilities and the results of Southern Heritage Bancorp, Inc.'s operations. We believe the following accounting policies applied by Southern Heritage Bancorp, Inc. represent critical accounting policies.

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant decisions and estimates and decisions used in the preparation of our consolidated financial statements. The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.

Management believes that the allowance for loan losses is adequate. Management uses available information to recognize losses on loans; whereas, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to make additional accruals to the allowance for loan losses based on their decisions about information available to them at the time of its examination.

A loan is considered to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. The amount a loan is considered impaired is measured based on the present value of expected cash flows discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.

Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The national economy has shown some signs of rebounding during the fourth quarter of 2003. If the economy's momentum continues, certain factors could evolve which would positively impact our net interest margin. An increase in interest rates would favorably impact our net interest margin. An improving economy could affect the expansion of businesses and creation of jobs; thereby, the bank could experience loan growth and an improvement in our gross revenue stream. Conversely, certain factors could result from an expanding economy, which could increase our credit costs and adversely impact our net earnings. A significant rapid rise in interest rates could create higher borrowing costs


and shrinking corporate profits, which could have a material impact on our borrowers' ability to pay. We will continue to concentrate on maintaining a high quality loan portfolio through strict administration of our loan policy.

A substantial portion of our loan portfolio is in the commercial real estate and residential real estate sectors. Those loans are secured by real estate in Southern Heritage Bancorp, Inc. primary market area. The ultimate collectibility of a substantial portion of our loan portfolio is susceptible to changes to market conditions in Southern Heritage Bancorp, Inc.'s primary market area.

Financial Condition at December 31, 2003 and 2002

Following is a summary of our balance sheets for the years indicated:

	December 31,
	2003	2002
	(dollars in thousands)

Cash and due from Banks	$ 1,996	$ 2,574
Federal funds sold	3,941	4,225
Securities available for sale	8,865	5,696
Restricted equity securities	246	185
Loans, net	96,134	70,406
Premises and equipment	3,176	2,490
Other Assets	863	633

	$ 115,221	$ 86,209

Total deposits	$ 97,707	73,178
Other liabilities	368	370
Other borrowings	3,700	3,700
Company guaranteed trust preferred securities	4,000	---
Stockholders' equity	9,446	8,961

	$ 115,221	$ 86,209

Financial Condition at December 31, 2003 and 2002

As of December 31, 2003 we had total assets of $115 million compared to $86.2 million in 2002, an increase of $28.8 million, or 33.4%. The increase in total assets was primarily funded by an increase of $24.5 million in total deposits and the issuance of $4 million in company guaranteed trust preferred securities. Our strategy continues to be to increase the volume of quality loans through the internal growth in deposits and, when appropriate, through borrowings. In 2003, total


loans increased by $25.9 million, or 36.4%. The level of growth for the year ended December 31, 2003 is considered to be a significant accomplishment for our fifth year of operations. We expect that loan and deposit growth will continue to be strong in 2004, although the growth for 2004 is not expected to match the growth achieved for the year ending December 31, 2003.

Our security portfolio, consisting of U.S. government and agency securities and other debt securities, totaled $8.9 million at December 31, 2003. Unrealized gains related to these securities were $50,000 at December 31, 2003 as compared to $147,000 at December 31, 2002. The decrease in the unrealized gains during the year ended December 31, 2003 is reflective of the interest rate environment experienced over the past twelve months. All of our securities are held as available for sale in order that we may sell securities if needed to fund loan growth. As required by generally accepted accounting principles, the net unrealized gains on these securities are recorded in stockholders' equity, net of the related deferred tax effect, until realized.

Eighty-seven percent of our loan portfolio is collateralized by real estate the majority of which is located in our primary market area of Hall and surrounding counties. Our real estate portfolio consists of loans collateralized by one- to four-family residential properties (33%) and construction loans to build one- to four-family residential properties (41%). Commercial loans represented 7% of the total loan portfolio and consist of loans primarily to businesses in our primary market area.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with only slight indications of a downturn in the local economy. The overall United States economy is in a recession; however, our local economy has been only slightly impacted to date.

We attempt to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed the lesser of 25% of the Bank's statutory capital, or $2,850,000 at December 31, 2003.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other customer needs. Traditional sources of liquidity include asset maturities and growth in deposits. We achieve our desired liquidity through the management of assets and liabilities and through funds provided by


operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price our deposits to meet our asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, our liquidity ratio is considered satisfactory.

At December 31, 2003, we had loan commitments outstanding of $18 million. Because these commitments generally have fixed expiration dates (usually twelve months or less) and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow or purchase federal funds from other financial institutions. At December 31, 2003, the Bank has $7.200,000 in aggregate available through lines of credit with three commercial banks for short-term advances. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by one-to-four family first mortgage loans.

Stockholders' equity increased by $485,000 for the year ended December 31, 2003 due to the retention of net earnings of $380,000, the exercise of stock options of $169,000 including the tax benefit combined with a decrease in net unrealized gains on securities available for sale of $64,000. The Company has not paid any dividends to stockholders since the inception of the Company.

The primary source of funds available to the holding company is the payment of dividends by our subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, approximately $242,000 can be paid by the Bank to the holding company without regulatory approval. The payment of dividends will be decided by the Board of Directors based on factors available to them at that time.

At December 31, 2003, the Bank's capital ratios were considered well capitalized based on regulatory capital requirements. The minimum capital requirements to be considered well capitalized and the Bank's actual capital ratios as of December 31, 2003 are as follows:

	Actual	Regulatory Requirements
Leverage capital ratio	10.91%	5.00%
Risk-based capital ratios:	12.32%	6.00%
Tier 1 capital	13.34%	10.00%
Total capital


These ratios should continue to decline as asset growth continues, but are expected to remain in excess of the regulatory requirements to be considered well capitalized.

The following table sets forth certain information about contractual cash obligations as of December 31, 2003.

		Payments Due After December 31, 2003

		1Year	1-3	4-5	After 5
	Total	or Less	Years	Years	Years
	(dollars in thousands)

Time certificates of deposit	$ 58,528	$ 42,422	$ 11,194	$ 4,912	$ -
Long-term leases	726	84	171	105
Federal Home Loan Bank advances	3,700	2,000	1,700	-	-
Company guaranteed trust-preferred securities	4,000	-	-	-	4,000

Total contractual cash obligations	$ 66,954	$ 44,528	$ 13,065	$ 5,017	$ 4,000

At December 31, 2003, we did not have any material commitments for capital expenditures.

Commitments and Lines of Credit

In the ordinary course of business, our Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Banks' Board of Directors. Our Bank has also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off balance sheet commitments as it does for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Following is a summary of the commitments outstanding at December 31, 2003 and 2002.

	2003	2002
	(dollars in thousands)

Commitments to extend credit	$ 18,373	$ 17,811
Financial standby letters of credit	341	149

	$ 18,714	$ 17,960


We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs as described above. We anticipate that we will have sufficient funds available to meet current customer loan and deposit commitments and to fund or refinance, on a timely basis, our other commitments.

Except for the expected growth, we are not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. Our asset-liability committee attempts to structure the assets and liabilities and manage the rate sensitivity gap to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 2003 and 2002

Following is a summary of the Company's operations for the years indicated.

	Years Ended December 31,
	2003	2002
	(dollars in thousands)
Interest income	$6,586	4,942
Interest expense	2,477	1,858
Net interest income	4,109	3,084
Provision for loan losses	1,206	298
Other income	904	569
Other expenses	3,238	2,435
Income before income taxes	569	920
Income tax expense	189	64
Net income	380	856

Net Interest Income

Our results of operations are determined by our ability to effectively manage interest income, to minimize loan and security losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market


forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

The net yield on average interest-earning assets for the year ended December 31, 2003 was 3.94% as compared to 4.63% in 2002. For the year ended December 31, 2003, the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities was 6.32% and 2.81%, respectively, which provided a net spread of 3.51%. As indicated in the rate volume analysis which is provided later, the net decline in rates was positively impacted by favorable net changes in volume. The rates earned on interest-earning assets and paid on interest-bearing liabilities decreased by 110 and 59 basis points, respectively as compared to the year ended December 31, 2002. The net spread decreased compared to the year ended December 31, 2002 by 51 basis points while during the same period, the net yield on average interest-earning assets decreased by 69 basis points. These declines are attributable to the continued decline in interest rates during 2003. Average interest-earning assets increased by $37.6 million compared to 2002. During this same period, average interest-bearing liabilities increased by $33.3 million. The decrease in the interest spread represents a positive interest rate-sensitivity gap ratio as interest-bearing assets continue to reprice at a faster pace than interest-earning liabilities. The decrease in the net yield on average interest-earning assets is directly related to the increase in interest-earning assets combined with declining interest rates. The overall improvement in net interest income continues to be attributable to the increase in loan volume.

See the interest rates and interest differentials table for specific details.

Provision for Loan Losses

The provision for loan losses increased by $907,000 to $1,205,000 for the year ended December 31, 2003 as compared to 2002. The amount provided during 2003 was due primarily to one banking relationship that filed bankruptcy and the continued growth in the loan portfolio. The effect of the significant bankruptcy was approximately $1,003,000. As of September 30, 2003, management had identified and had classified the relationship as doubtful; therefore, a provision for loan losses of 50% of the total relationship had been made. During the fourth quarter of 2004, the Bankruptcy Court rendered a decision that the real estate pledged as collateral could not be foreclosed on at the present time. Due to this decision by the Bankruptcy Court, a provision for loan losses was made to cover the remainder of the relationship and the loans were charged off.

The allowance for loan losses as a percentage of total loans was 1.07% and 1.20% at December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, we recognized $1,021,000 in net charge-offs as compared to $39,000 in 2002. The net charge-off ratio to average loans outstanding for the years ending December 31, 2003 and 2002 was 1.19% and .07%, respectively. Impaired loans at December 31, 2003 and 2002 were $110,000 and $25,000, respectively. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb potential losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, historical experience, and current economic conditions which may affect the borrowers' ability to repay.


Other Income

Other income increased by $335,000 for the year ended December 31, 2003 as compared to December 31, 2002. Mortgage origination fees accounted for 69%, or $627,000 of the total other income for the year ended December 31, 2003 as compared to 65% as of December 31, 2002. The significant increase in mortgage origination fees in 2003 and 2002 is due to the favorable mortgage interest rate environment which resulted in significant refinance activity along with normal first-time purchase mortgages. The other primary source of other income is service charges on deposit accounts which increased by $32,000 in 2003. There were no other single significant changes in 2003 as compared with 2002.

Other Expenses

Other expenses increased by $803,000 for the year ended December 31, 2003 compared to December 31, 2002. Other operating expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses, or $1,945,000, $435,000 and $858,000, respectively. The increase in salaries and employee benefits of $450,000 represented 56% of the total increase in other expenses. The increase in salaries and employee benefits is attributable to an increase of six full-time equivalent employees, increase in profit sharing contributions of $24,000, an increase in incentives of $10,000 and an increase in mortgage commissions of $132,000. The net increase in occupancy and equipment expenses and other operating expenses is not attributable to any single item, and reflects increases directly related to the growth in loans and deposits and the opening of another banking office located in Gainesville, Georgia.

Income Tax

During the year ended December 31, 2003, the Company recognized income tax expenses of $190,000, representing an effective tax rate of 33%. In 2002, income tax expense was offset by the reversal of a valuation allowance of $216,000 that resulted in an effective tax rate of 7%. In the future, the effective tax rate will be in the range of 28% to 34% depending on the level of tax-exempt income.

Asset/Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is our overall philosophy to support asset growth primarily through growth of deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors on a monthly basis. The objective of this


policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is our intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 107%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing assets will reprice during this period at a rate faster than our interest-earning liabilities, which is consistent with our analysis of net interest income for the year ending December 31, 2003. We are within our targeted parameters.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-


sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

		After	After
		Three	One
		Months	Year but
	Within	but	Within	After
	Three	Within	Three	Three
	Months	One Year	Years	Years	Total
	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits in banks	$40	$--	$--	$--	$40
Federal funds sold	3,941	--	--	--	3,941
Securities	2,064	1,540	2,036	3,471	9,111
Loans	34,118	33,556	22,625	6,875	97,174

	40,163	35,096	24,661	10,346	110,266

Interest-bearing liabilities:
Interest-bearing demand deposits	23,822	--	--	--	23,822
Savings	2,139	--	--	--	2,139
Time deposits	11,605	30,793	11,218	4,912	58,528
Other borrowings	--	2,000	1,700	--	3,700
Trust preferred	--	--	--	4,000	4,000
	37,566	32,793	12,918	8,912	92,189

Interest rate sensitivity gap	$2,597	$2,303	$11,743	$1,434	$18,077

Cumulative interest rate sensitivity gap	$2,597	$4,900	16,643	18,077

Interest rate sensitivity gap ratio	1.07	1.07	1.91	1.16

Cumulative interest rate sensitivity gap ratio	1.07	1.07	1.20	1.20


SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to our: distribution of assets, liabilities and stockholders' equity, average interest rates; security portfolio; loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

Distribution of Assets, Liabilities, and

Stockholders' Equity:

Interest Rates and Interest Differentials
	2003			2002
	(dollars in thousands)
	Average	Income/	Yields/	Average	Income/	Yields
	Balances(1)	Expense	Rates	Balances(1)	Expense	Rates

Cash and due from banks	$1,681	$--	--%	$1,394	$--%
Taxable securities (5)	7,510	316	4.21	5,082	276	5.43
Unrealized gains on securities	111	--	--	131	--	--
Federal funds sold	10,582	112	1.06	7,265	115	1.59
Loans (2) (3)	86,088	6,158	7.16	54,258	4,551	8.39
Allowance for loan losses	(1,129)	--	--	(693)	--	--
Other assets	3,632	--	--	2,652	--	--

Total assets	$108,475			$70,089

Total interest-earning assets	$104,180	$6,586	6.32%	$66,605	$4,942	7.42%

Noninterest-bearing demand	11,290	--	--%	6,568	--	--%
Interest-bearing demand and savings	23,491	342	1.46	16,172	326	2.02
Time deposits	58,606	1,853	3.16	35,675	1,396	3.92
Total deposits	93,387	$2,195	2.35	$58,415	$1,722	2.95
Other liabilities	264	--	--	544	--	--
Other borrowings	3,700	168	4.54	2,747	136	4.95
Company guaranteed trust Preferred securities	2,071	114	5.50	--	--	--

Stockholders' equity (4)	9,053	--	--	8,383	--	--

Total liabilities and equity	108,475			$70,089

Total interest-bearing liabilities	87,868	2,477	2.81%	54,594	$1,858	3.40%

Net interest income		4,109			$3,084
Net interest spread			3.51%			4.02%
Net yield on average interest-earning assets			3.94%			4.63%

(1) Average balances were determined using the daily average balances.

(2) Includes nonaccrual loans with average balances of $180,000 and $56,000, respectively.

(3) Interest and fees on loans includes $791,000 and $640,000 of loan fee income for the years ended

                 December 31, 2003 and 2002, respectively.

(4) Average unrealized gains (losses) on securities available for sale are included in stockholders' equity.

(5) Includes restricted equity securities.


Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

		Year Ended December 31,
		2003 vs. 2002
		Changes Due To:
		Increase (Decrease)
	Rate	Volume	Net
		(dollars in thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	(746)	2,353	1,607
Interest on taxable securities	(72)	112	40
Interest on federal funds sold	(46)	43	(3)
Total interest income	(864)	2,508	1,644

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	(107)	123	16
Interest on time deposits	(311)	768	457
Interest on other borrowings	(12)	44	32
Interest on trust preferred	--	114	114
Total interest expense	(430)	1,049	619

Net interest income	(434)	1,459	1,025


SECURITIES PORTFOLIO

The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31
	2003	2002
	(dollars in thousands)

U.S. Government and agency securities	$5,583	5,696
Other debt securities	$3,282	$ --
Total securities	$8,865	$5,696

Maturities

The amounts of debt securities by category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years through ten years.

	U.S. Government and Agency Securities
	And Other Debt Securities
	Amount	Yield (1)
	(dollars in thousands)

Maturity:
One year or less	$1,793	3.77%
After one year through five years	3,532	3.16%
After five years through ten years	1,976	6.26%
After ten years	1,564	4.51%
	$8,865	4.20%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.


LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31
	2003	2002
	(dollars in thousands)

Commercial	$6,549	$6,052
Real estate-construction	34,736	19,060
Real estate-mortgage	50,263	40,994
Consumer and other	5,626	5,155
	97,174	71,261
Less allowance for loan losses	(1,040)	(855)
Net loans	$96,134	$70,406

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(dollars in thousands)
Commercial
One year or less	$3,628
After one year through five years	3,924
After five years	-
7,552
Construction
One year or less	32,747
After one year through five years	1,989
After five years	-
34,736
Other
One year or less	31,299
After one year through five years	22,524
After five years	1,063
54,886

$97,174


The following table summarizes loans at December 31, 2003 with the due dates after one year which have predetermined and floating or adjustable interest rates.

(dollars in thousands)

Predetermined interest rates	$21,582
Floating or adjustable interest rates	7,918
$29,500

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at the dates indicated is as follows:

	December 31,
	2003	2002
	(dollars in thousands)

Nonaccrual loans	$25	$25
Loans contractually past due ninety days or more as to interest or
principal payments and still accruing	85	-
Restructured loans	-	-
Loans, now current about which there are serious doubts as to the
ability of the borrower to comply with loan repayment terms	-	-
Interest income that would have been recorded on nonaccrual and
restructured loans under original terms	2	3
Interest income that was recorded on nonaccrual and restructured loans	2	-

It is our policy to discontinue the accrual of interest income when, in our opinion, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.


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

	Years Ended December 31
	2002	2002
	(dollars in thousands)

Average amount of loans outstanding	$86,088	$54,258

Balance of allowance for loan losses at beginning of year	$855	$596

Loans charged off, consumer	(21)	(43)

Loans charged off, commercial	(1,003)	-

Recoveries of loans previously charged-off, consumer	3	4

Net loan charge-offs during the year	(1,021)	(39)

Additions to allowance charged to operating expense during year	1,206	298

Balance of allowance for loan losses at end of year	$1,040	$855

Ratio of net loans charged off during the year to average loans outstanding	1.19%	.07%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that adequately covers all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.


As of December 31, 2003 and 2002, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003		December 31, 2002

	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(dollars in thousands)

Commercial	$57	6.79%	$54	8.83%
Construction loans secured by real estate	291	37.79	196	26.79
Commercial loans secured by real estate	440	39.98	312	43.80
Consumer and other loans	252	15.44	293	20.58
	$1,040	100.00%	$855	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below.(1)

	Years Ended December 31
	2003		2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Noninterest-bearing demand deposits	11,290	--%	$ 6,568	--%
Interest-bearing demand and savings deposits	23,491	1.46	16,172	2.02
Time deposits	58,606	3.16	35,675	3.92
	$93,387		$58,415

(1) Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(dollars in thousands)

Three months or less	$3,087
Over three months through six months	6,262
Over six months through twelve months	3,546
Over twelve months	4,906
Total	$17,801


RETURN ON ASSETS AND EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31
	2003	2002

Return on assets (1)	0.35%	1.22%
Return on equity (2)	4.20	10.21
Dividend payout ratio (3)	N/A	N/A
Equity to assets ratio (4)	8.35	11.96

(1) Net income divided by average total assets.

(2) Net income divided by average equity.

(3) Dividends declared per share of common stock divided by net income per share.

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

ITEM 8A. CONTROLS AND PROCEDURES

Tren B. Watson, President and Chief Executive Officer of the Company, and C. Ricky Stowe, Senior Vice President and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company in a timely manner.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Currently, the Board of Directors of both the Company and the Bank consists of nine (9) persons. The Board is divided into three classes. Each class of directors serves for a three year term. Each person has been a director of the Company since its organization in 1998, except Tren Watson who was elected in June, 2000. In addition, each person has been a


director of the Bank since its organization in 1998, except Tren Watson who was elected in June, 2000. The directors of the Company and the Bank are as follows:

NAME	AGE	CLASS	PRINCIPAL OCCUPATION
Lowell S. (Casey) Cagle	38	3

Director; Mr. Cagle is the Georgia State Senator for the 49th District, and President of Casey Cagle Properties, LLC. Mr. Cagle has served as Chairman of the Board since the Company was founded in 1998 and holds the same position with the Bank.

C. Talmadge Garrison	71	2

Director; Mr. Garrison has been in the banking industry for over 39 years. He is retired from First National Bank and First National Bancorp, Inc., Gainesville, Georgia. Mr. Garrison serves as Secretary of the Company and the Bank.

Earl C. Gilleland	57	2	Director; Mr. Gilleland was the founder and President of Gilleland Concrete Company from 1968 until 1997. Mr. Gilleland is recently retired.
A. Terry Hayes	50	2

Director; Mr. Hayes is the Co-owner and Manager of Hayes Chevrolet in Cornelia, Georgia and Co-owner of Hayes Chrysler-Dodge-Jeep in Oakwood, Georgia. Mr. Hayes has worked in the family business for over 27 years.

Wm. David Merritt	54	2	Director; Mr. Merritt is the President and Owner of Merritt Contracting, Inc., President and Owner of Lanier Leasing, Inc. and President of MCI Management Company.
Harold D. Nichols	61	1	Director; Mr. Nichols is the Engineered Products Sales Manager of Macklanburg-Duncan, Gainesville, Georgia and has over 32 years experience in sales management.
Edward R. Quillian	48	1	Director; Dr. Quillian is the CEO/Owner of Family Pet Clinic in Oakwood, Georgia. He has had his veterinary practice in Oakwood since 1987.


NAME	AGE	CLASS	PRINCIPAL OCCUPATION

Donald W. Smith	50	3

Director; Mr. Smith is President and CEO of Oakwood's Arrow Auto Auction, Arrow Auto Sales, Arrow Rent-A-Car and Arrow Westside Mitsubishi in Gainesville, Georgia and has over 22 years experience in retail auto sales. Mr. Smith serves as Vice Chairman of the Company and the Bank.

Tren B. Watson	55	3

Director; Mr. Watson is President and CEO of the Company and holds the same positions with the Bank. He has served in those positions since June, 2000. He has more than 32 years experience in the banking industry.

There are not, and have not been during the last five years, any involvements by the above-listed persons in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors or among any of them and any members of management of the Company or the Bank.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. No director is a director of another bank or bank holding company.

The Bank currently has serving two executive officers who are not directors of the Company or the Bank. Tren B. Watson, who is a director of the Company and the Bank, serves as President and Chief Executive Officer of both entities. All officers serve at the pleasure of the Board of Directors. The following is a brief biographical sketch of the non-director executive officers with their ages in parentheses:

Christopher D. England (46)

Mr. England is Executive Vice President and Chief Lending Officer of the Bank and has served in that position since April, 1998. From February, 1992 through March, 1998, he served as Vice President of Lanier National Bank. He has over 20 years of banking and lending experience in Hall County, Georgia.


C. Ricky Stowe (47)

Mr. Stowe is Senior Vice President and Chief Financial Officer of the Bank and Chief Accounting Officer, Chief Financial Officer and Treasurer of the Company and has served in those positions since April, 2001. He served as Chief Financial Officer for Lanier Bank & Trust from 1986 until 1998. After the merger with Premier Bank, Mr. Stowe continued to serve as Senior Vice President of Accounting. He has over 29 years of banking experience.

The Company's Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. While the Company's audit committee is knowledgeable about accounting and financial reporting, the Company does not have an audit committee financial expert because the Board of Directors to date has elected not to designate any member of the audit committee as an audit committee financial expert.

The Company's operating subsidiary (the Bank) presently has adopted a code of ethics applicable to its principal executive officer and principal financial/accounting officer. The Company intends to adopt a code of ethics applicable to its executive officers by the end of the third quarter of 2004, but only if the planned merger with GB&T Bancshares is not consummated.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the common stock of the Company, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.

Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than 10% of its common stock.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 2003 fiscal year all filings applicable to its officers and directors were complied with.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers. Any compensation paid them is paid by the Bank. The following sets forth certain information concerning the compensation of the Company's executive officers during fiscal years 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
Tren B. Watson President and Chief Executive Officer	2003 2002 2001	$149,583 $135,000 $130,833	40,000 56,000 0	--(1) --(1) --(1)	0 50,000(2) 0	625(3) 8,400(3) 0
Christopher D. England Vice President and Chief Lending Officer	2003 2002 2001	$95,400 $88,796 $81,508	14,580 17,500 0	--(1) --(1) --(1)	0 20,000(4) 0	6,608(5) 0 0
C. Ricky Stowe Vice President and Chief Financial Officer	2003 2002 2001(7)	$90,000 $82,300 $47,445	13,500 16,300 0	--(1) --(1) --(1)	0 15,000(6) 0	6,150(7) 2,030(7) 0

(1) In accordance with SEC rules, the table omits perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) In June, 2002, Mr. Watson was granted options to purchase 30,000 shares at an exercise price of $11.00 per share The fair market value of a share of stock on the grant date was $11.00 per share. In addition, to memorialize the options granted Mr. Watson when he was hired by the Company in June, 2000, the Company executed an additional option agreement giving him the right to purchase 20,000 shares at an exercise price of $8.62 per share. The fair market value of a share of stock in June, 2000 was $8.62 per share.

(3) In 2002, the Company contributed $8,400 to Mr. Watson's account under the Southern Heritage Bancorp 401(k) Plan (the "401(k) Plan"), and in 2003 the Company contributed $625 to Mr. Watson's account. The 401(k) Plan is a tax-qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for the benefit of the employees of the Company and the Bank. The Company contributes a matching contribution up to 100% of the amount each participant elects to contribute from his salary during the calendar year. Each year the Board of Directors, based upon the recommendation of the Compensation and Benefits Committee, establishes a matching percentage (0-100%) that is proportionate to the amounts of the elective contributions of the participants.

(4) In June, 2002, Mr. England was granted options to purchase 20,000 shares at an exercise price of $11.00 per share. The fair market value of a share of stock on the grant date was $11.00 per share.

(5) In 2003 the Company contributed $6,608 to Mr. England's account under the 401(k) Plan.


(6) In June, 2002, Mr. Stowe was granted options to purchase 15,000 shares at an exercise price of $11.00 per share. The fair market value of a share of stock on the grant date was $11.00 per share.

(7) In 2002, the Company contributed $2,030 to Mr. Stowe's account under the 401(k) Plan., and in 2003 the Company contributed $6,150 to Mr. Stowe's account.

(8) Mr. Stowe became an employee of the Company and the Bank in April, 2001, when he was hired as Senior Vice-President and Chief Financial Officer.
Aggregated Option Exercises in last Fiscal year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Tren B. Watson President and CEO	0	--	24,090/25,910	$464,502/473,098(1)
Christopher D. England Executive Vice President and CLO	0	--	14,090/10,910	$255,802/194,198(2)
C. Ricky Stowe Senior Vice President and CFO	0	--	9,000/6,000	$160,200/106,800(3)

(1)Based on the difference between the estimated value of Company stock of $28.80 per share, and the exercise price of $8.62 per share for 20,000 shares and $11.00 per share for 30,000 shares. The estimated value of Company stock was determined based on the exchange ratio of 1.063 shares of GB&T Bancshares, Inc. for each share of Company stock set forth in the Agreement and Plan of Reorganization executed by the Company and GB&T Bancshares effective January 26, 2004. On March 9, 2004, the NASDAQ average bid and asked price of GB&T Bancshares common stock was $27.09, making the value of 1.063 shares of GB&T Bancshares stock equal to $28.80. The options will become exercisable as to all option shares upon consummation of the merger with GB&T Bancshares pursuant to the "Change of Control" provision of the option agreements.

(2)Based on the difference between the estimated value of Company stock of $28.80 per share and the exercise price of $10.00 per share for 5,000 shares and $11.00 per share for 20,000 shares.

(3)Based on the difference between the estimated value of Company stock of $28.80 per share and the exercise price of $11.00 per share.

Severance Compensation Agreements

In January, 2003 the Bank entered into severance compensation agreements with the named executive officers of the Company and the Bank. Under each severance compensation agreement, the Bank agreed to pay severance compensation to the executive officer in the event of a "change of control" and the executive officer's election to terminate his employment with the Bank. For the president/CEO, the severance compensation to be paid is equal to the total gross base salary and incentive compensation paid to the executive officer during the twenty-four months next preceding such termination. For each of the other named executive officers, the severance compensation to be paid is equal to the total gross base salary and incentive compensation paid to the executive officer during the twelve months next preceding such termination.The Bank has the option of paying the severance compensation in a lump sum or in equal consecutive monthly installments over a period not to exceed twenty-four months. A "change of control" is defined as: (i) the acquisition by any


person or entity of the power to vote more than 50% of the stock of the Company as a result of any transaction; (ii) the acquisition by another entity of all or substantially all of the assets of the Company through purchase, merger or consolidation; or (iii) the acquisition through purchase, merger or consolidation, of all or substantially all of the assets of the Bank by an entity which is not a majority-owned subsidiary of the Company.

Director Compensation

The Bank paid a director's fee of $400 to each director for each Board meeting attended. During 2002 the Company granted stock options to its directors, as disclosed below. The directors of the Company and the Bank presently do not receive a fee for attending committee meetings. The Bank paid Lowell S. Cagle, the Bank's Chairman of the Board, an additional one-time fee of $7,000 in 2003.

Option Grants to Directors in 2002 Individual Grants

(a) Name	(b) Number of Securities Underlying Options Granted (#)	(c) % of Total Options Granted to Directors in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date

Lowell S. Cagle (1)	7,345	6.15%	$11.00/sh	8/25/12
Talmadge Garrison(1)	14,625	12.19%	$11.00/sh	8/25/12
Earl Gilleland(1)	36,020	30.02%	$11.00/sh	8/25/12
Terry Hayes(1)	7,445	6.20%	$11.00/sh	8/25/12
David Merritt(1)	22,650	18.87%	$11.00/sh	8/25/12
Harold Nichols(1)	4,745	3.95%	$11.00/sh	8/25/12
Ed Quillian(1)	6,725	5.60%	$11.00/sh	8/25/12
Donald Smith(1)	20,415	17.01%	$11.00/sh	8/25/12

___________________________

(1)Each director was granted options to purchase the number of shares of Company common stock set forth above. The options of each director are evidenced by an option agreement, which provides that a director may only exercise the right to purchase 20% of the shares after the expiration of one year of continuous service as a director from the date of the grant of the options, that the director may only exercise the right to purchase an additional 20% of the shares after the expiration of two years of continuous service, and so forth as to the remaining shares. In effect a director becomes entitled to exercise the right to purchase 20% of the shares under the option agreement after the expiration of each year during a five-year period of continuous service as a director. There were no option grants to the directors during 2003.


Director Options Aggregate Option Exercises in last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(1)

Lowell S. Cagle	--	--	1,475/5,870	$ 26,255/$104,486
Talmadge Garrison	--	--	2,925/11,700	$ 52,065/$208,260
Earl Gilleland	--	--	7,204/28,816	$128,231/$512,925
Terry Hayes	--	--	1,489/5,956	$ 26,504/$106,017
David Merritt	--	--	4,530/18,120	$ 80,634/$322,536
Harold Nichols	--	--	949/3,796	$ 16,892/$ 67,569
Ed Quillian	--	--	1,345/5,380	$ 23,941/$ 95,764
Donald Smith	--	--	4,083/16,332	$ 72,642/$290,710

_____________________________

(1)Based on the difference between the estimated value of Company stock of $28.80 per share and the exercise price of $11.00 per share. The estimated value of Company stock was determined based on the exchange ratio of 1.063 shares of GB&T Bancshares, Inc. for each share of Company stock set forth in the Agreement and Plan of Reorganization executed by the Company and GB&T Bancshares effective January 26, 2004. On March 9, 2004, the NASDAQ average bid and asked price of GB&T Bancshares common stock was $27.09, making the value of 1.063 shares of GB&T Bancshares stock equal to $28.80. The options will become exercisable as to all option shares upon consummation of the merger with GB&T Bancshares pursuant to the "Change of Control" provision of the option agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                         MANAGEMENT

The following table sets forth the beneficial owners of the Company's only outstanding class of securities, common stock, $5.00 par value, who to the Company's knowledge owned beneficially more than 5% of the Company's outstanding common stock as of March 15, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership
Earl C. Gilleland 3997 Sloan Mill Road Gainesville, GA 30507	57,354(1)	6.37%(2)

___________________________________

(1) Includes 7,204 exercisable stock options.

(2) The calculation of the percentage ownership is based on 893,344 actual outstanding shares of common stock, plus the number of shares subject to exercisable options held by Mr. Gilleland as if such shares are outstanding.


The following table sets forth the beneficial ownership of the Company's only outstanding class of securities, common stock, $5.00 par value, held by the current directors, named executive officers, and directors and executive officers as a group, as of March 15, 2004.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Lowell S. (Casey) Cagle Director/Chairman 4143 Ashford Way Gainesville, GA 30507	8,125 (2)	0.91%
C. Talmadge Garrison Director/Corporate Secretary 41 Chestatee Square Lane Dawsonville, GA 30534	22,575 (3)	2.52%
Earl C. Gilleland Director 3997 Sloan Mill Road Gainesville, GA 30507	57,354 (4)	6.37%
A. Terry Hayes Director 6304 Highway 332 Hoschton, GA 30548	8,339 (5)	0.93%
Wm. David Merritt Director 6620 Stringer Road Clermont, GA 30527	39,630 (6)	4.42%
Harold D. Nichols Director 4431 Benefield Road Braselton, GA 30517	3,599 (7)	0.40%
Edward R. Quillian Director 5222 Maplewood Lane Gainesville, GA 30504	7,195 (8)	0.80%


Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Donald W. Smith Director/Vice Chairman 4129 Cherokee Trail Gainesville, GA 30504	31,033 (9)	3.46%
Tren B. Watson Director/President/CEO 1020 Westchester Drive Greensboro, GA 30642	30,800 (10)	3.36%
Christopher D. England Executive Vice President/CLO 5506 Stone Trace Gainesville, GA 30507	15,490 (11)	1.71%
C. Ricky Stowe Senior Vice-President and Chief Financial Officer	9,000 (12)	1.00%
All current directors and officers as a group (11 persons)	233,140	24.17%

________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 893,344 actual outstanding shares of common stock, plus the number of shares subject to exercisable warrants held by the particular individual as if such shares are outstanding.

The calculation of the percentage ownership of the group is based upon 964,524 shares deemed to be outstanding. These deemed outstanding shares include 893,344 shares of common stock actually outstanding and 71,180 exercisable stock options as of March 15, 2004.

(2)	Includes 1,475 exercisable stock options.
(3)

Includes 2,000 shares owned jointly by Mr. Garrison and his adult children, over which shares Mr. Garrison has investment and voting power. Also includes 2,925 exercisable stock options. Does not include 500 shares owned by Mr. Garrison's adult children, over which shares he asserts no voting or investment power.

(4)	Includes 7,204 exercisable stock options.
(5)

Includes 6,750 shares held in Mr. Hayes' IRA and 100 shares held in the IRA of Mr. Hayes' wife, over all of which shares Mr. Hayes has investment and voting power. Also includes 1,489 exercisable stock options.

(6)

Includes 800 shares held in Mr. Merritt's IRA and 800 shares held in the IRA of Mr. Merritt's wife, over all of which shares Mr. Merritt has investment and voting power. Also includes 4,530 exercisable stock options.

(7)	Includes 949 exercisable stock options.
(8)	Includes 5,650 shares owned jointly by Dr. Quillian and his wife, and 200 shares owned by Dr. Quillian as custodian for his minor children. Also includes 1,345 exercisable stock options.
(9)

Includes 1,000 shares held in Mr. Smith's IRA and 300 shares owned by Oakwood's Arrow Auto Auction, over all of which shares Mr. Smith has investment and voting power. Also includes 4,083 exercisable stock options. Does not include 600 shares owned by Mr. Smith's adult daughters, over which Mr. Smith asserts no voting or investment power.

(10)	Includes 24,090 exercisable stock options.
(11)

Includes 800 shares held in Mr. England's IRA and 200 shares held in the IRA of Mr. England's wife, and 400 shares that are held jointly by Mr. England and his wife, over all of which shares Mr. England has investment and voting power. Also includes 14,090 exercisable stock options.

(12)	Includes 9,000 exercisable stock options granted to Mr. Stowe, who presently does not own any shares.


Equity Compensation Plans

The following table summarizes information, as of March 15, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	242,500	$10.80	57,500
Equity compensation plans not approved by security holders (2)	8,000	10.00	--
Total	250,500	$10.77	57,500

(1)	The only plan is the Company's 2002 Stock Option Plan approved by the shareholders of the Company at the annual meeting held on April 30, 2002.

(2)

Under the employment agreement of a former executive officer with the Company, in January, 1999 the Company issued stock options to the officer to purchase 15,000 shares at an exercise price per share of the lesser of book value or $10.00 (book value per share is presently more than $10.00). The options expire on April 14, 2004. Under the employment agreements of two other executive officers with the Company, in January, 1999 the Company issued stock options to each of them to purchase 5,000 shares at an exercise price per share of the lesser of book value or $10.00. The options issued to each of them expire on January 21, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its banking business, the Bank has had and anticipates that it will continue to have transactions with various directors, officers, principal shareholders, and their associates.

In the opinion of management all loans and commitments to extend loans included in such transactions were made in the ordinary course of business substantially on the same terms, including interest rates and collateral, as those prevailing from time to time on comparable transactions with unaffiliated persons; are not such as are required to be classified as non- accrual, past due, restructured or creating potential problems; and do not involve more than a normal risk of collectibility or present any other unfavorable features. In management's opinion, the amount of extensions of credit outstanding at any


time from the beginning of the last fiscal year to date to a director, director nominee, executive officer or principal security holder and their associates, individually or in the aggregate, did not exceed the maximum permitted under applicable banking regulations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, are filed as Exhibit 99.1 hereto, and made a part hereof.

2. Exhibits

Exhibit Numbers

2.1	Agreement and Plan of Merger
3.1	Articles of Incorporation1/
3.2	Bylaws1/
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and bylaws at Exhibit 3.2 hereto.1/
4.2	Certificate Evidencing Fixed/Floating Rate Capital Securities
4.3	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture
4.4	Guarantee Agreement
4.5	Amended and Restated Declaration of Trust
4.6	Indenture of Trust
10.1	Ground Lease of Main Office site.1/
10.2	Lease of branch office.
10.3*	Southern Heritage Bancorp 2002 Stock Option Plan.
10.4*	Form of Qualified Stock Option Agreement.
10.5*	Form of Non-qualified Stock Option Agreement with directors.
10.6*	Non-qualified Stock Option Agreement with Tren Watson.
10.7*	Severance Compensation Agreement with Tren Watson
10.8*	Severance Compensation Agreement with Chris England
10.9*	Severance Compensation Agreement with Ricky Stowe
14.1	Code of Conduct
21.1	Subsidiaries of the Company.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Consolidated Financial Statements of the Company


_____________________________________

1/Items 3.1, 3.2 and 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-47291) and such documents are incorporated herein by reference.

*Indicates a management contract or a compensatory plan or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal years 2003 and 2002 for professional services rendered by Mauldin & Jenkins, LLC for audit of the Company's annual financial statements and for its review of the financial statements included in the Company's Form 10-QSB reports were $36,716 and $32,169 respectively.

Audit - Related Fees

Aggregate fees billed to the Company in fiscal years 2003 and 2002 for professional services of Mauldin & Jenkins, LLC for assurance and related services reasonably related to the performance of audit or review of the Company's financial statements and not reported in the previous paragraph were $-0- and $2,271 respectively.The services performed were Federal Home Loan Bank agreed-upon procedures related to collateral verification.

Tax Fees

Aggregate fees billed to the Company in fiscal years 2003 and 2002 for professional services of Mauldin & Jenkins, LLC for tax compliance and related tax services were $3,980 and $4,623, respectively. The services performed were preparation of corporate tax returns.

All Other Fees

Aggregae fees billed to the Company in fiscal years 2003 and 2002 for services rendered by Mauldin & Jenkins, LLC other than the services described in the previous three paragraphs were $-0- and $12,386, respectively. The services performed were interal audit procedures..

The engagement of Mauldin & Jenkins to render audit or non-audit services requires the approval of the Company's audit committee.


All services described under the subheading "Audit-Related Fees" above were approved by the audit committee. All services described under the subheading "Tax Fees" above were approved by the audit committee. All services described under the subheading "All other Fees" above were approved by the audit committee.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN HERITAGE BANCORP, INC. By: s/Tren B. Watson Tren B. Watson President and C.E.O.
Date: March 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/Tren B. Watson Tren B. Watson	Director; President and C.E.O.	March 26, 2004

s/C. Ricky Stowe C. Ricky Stowe	Chief Financial Officer	March 26, 2004

s/Lowell S. (Casey) Cagle Lowell S. (Casey) Cagle	Director, Chairman	March 26, 2004

s/C. Talmadge Garrison C. Talmadge Garrison	Director	March 26, 2004

s/Earl C. Gilleland Earl C. Gilleland	Director	March 26, 2004

s/A. Terry Hayes A. Terry Hayes	Director	March 26, 2004

s/Wm. David Merritt Wm. David Merritt	Director	March 26, 2004

s/Harold D. Nichols Harold D. Nichols	Director	March 26, 2004


s/Dr. Edward R. Quillian Dr. Edward R. Quillian	Director	March 26, 2004

s/Donald W. Smith Donald W. Smith	Director	March 26, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.
