Form 10QSB
period 2004-03-31
SOUTHERN HERITAGE BANCORP INC
filed 2004-05-17
CIK 1056238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2004: 893,344; $5 par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

Assets

Cash and due from banks	$1,747,429
Federal funds sold	1,397,000
Securities available for sale, at fair value	7,282,831
Restricted equity securities	283,600

Loans	104,973,826
Less allowance for loan losses	1,115,025

Loans, net	103,858,801

Premises and equipment	3,144,138
Other assets	716,578

Total assets	$118,430,377

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$13,697,246
Interest-bearing demand	21,775,712
Savings	1,990,141
Time	63,017,049

Total deposits	100,480,148

Other borrowings	3,700,000
Subordinated debentures	4,124,000
Other liabilities	341,660

Total liabilities	108,645,808

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 893,344 shares issued and outstanding	4,466,720
Capital surplus	4,509,186
Retained earnings	741,381
Accumulated other comprehensive income	67,282

Total stockholders’ equity	9,784,569

Total liabilities and stockholders’ equity	$118,430,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans, including fees	$1,686,149	$1,433,984
Taxable securities	143,724	58,577
Federal funds sold	5,932	29,109
Other	2,206	2,231

Total interest income	1,838,011	1,523,901

Interest expense
Deposits	481,235	553,492
Other borrowings	154,634	41,439

Total interest expense	635,869	594,931

Net interest income	1,202,142	928,970

Provision for loan losses	100,000	123,074

Net interest income after provision for loan losses	1,102,142	805,896

Other income
Service charges on deposit accounts	48,565	37,030
Mortgage origination fees	133,655	136,387
Other operating income	26,833	17,986

Total other income	209,053	191,403

Other expenses
Salaries and employee benefits	586,334	440,797
Occupancy and equipment expenses	128,398	92,460
Other operating expenses	227,659	181,874

Total other expenses	942,391	715,131

Income before income taxes	368,804	282,168
Income tax expense	139,542	106,892

Net income	$229,262	$175,276

Other comprehensive income :
Unrealized gains(losses) on securities available for sale arising during period, net of taxes	34,067	(15,948)

Comprehensive income	$263,329	$159,328

Basic income per common share	$0.26	$0.20

Diluted income per common share	$0.23	$0.19

Weighted average shares outstanding	893,344	878,344

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$229,262	$175,276
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	68,185	46,202
Provision for loan losses	100,000	123,074
Other operating activities	51,796	(5,736)

Net cash provided by operating activities	449,243	338,816

INVESTING ACTIVITIES
Purchases of securities available for sale	—	(500,000)
Maturities of securities available for sale	250,000	—
Called securities available for sale	1,500,000	1,000,000
Net decrease(increase) in Federal funds sold	2,544,000	(2,784,000)
Net increase in loans	(7,724,537)	(9,461,964)
Purchase of premises and equipment	(40,701)	(605,896)

Net cash used in investing activities	(3,471,238)	(12,351,860)

FINANCING ACTIVITIES
Net increase in deposits	2,773,689	11,518,432

Net cash provided by financing activities	2,773,689	11,518,432

Net decrease in cash and due from banks	(248,306)	(494,612)

Cash and due from banks, beginning of period	1,995,735	2,574,043

Cash and due from banks, end of period	$1,747,429	$2,079,431

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At March 31, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended March 31,
	2004	2003
Net income, as reported	$229,262	$175,276
Deduct: Total stock-based employee compensation Expense determined under fair value based Method for all awards, net of related tax effects	—	—

Pro forma net income	$229,262	$175,276

Earnings per share:
Basic - as reported	$0.26	$0.20
Basic - pro forma	$0.26	$0.20
Diluted - as reported	$0.23	$0.19
Diluted - pro forma	$0.23	$0.19

NOTE 3.	RECENT DEVELOPMENTS

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provision of this Interpretation. The Company has determined that the revised provisions required deconsolidation of the subsidiary trust which issued the trust preferred securities. The Interpretation did not have a material effect on the Company’s financial condition or results of operations.

NOTE 4.	BUSINESS COMBINATION

On January 26, 2004, we signed a definitive agreement for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc. The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc. The merger is subject to approval of the shareholders of Southern Heritage Bancorp, Inc. and regulators. We anticipate the combination to be consummated during the third quarter of 2004.

SOUTHERN HERITAGE BANCORP, INC. AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the financial position and operating results of Southern Heritage Bancorp, Inc. and subsidiary, Southern Heritage Bank during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes included in this report.

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

The United States continues to experience a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area of Hall County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

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

As of March 31, 2004 our liquidity ratio was 8.24%. Although we are below our target ratio of 15%, management believes that there will not be any effect on the bank’s operations due to the funds available through borrowing arrangements with our correspondent banks and the Federal Home Loan Bank. If it were to become necessary, the bank could sale loan participations to various banks in the region. This would assist management to achieve its target liquidity ratio.

As of March 31, 2004, our capital ratios were considered well-capitalized based on regulatory minimum capital requirements. The minimum capital requirements and our Bank’s actual capital ratios are as follows:

	Actual Southern Heritage Bank	Regulatory Minimum Requirement
Leverage capital ratio	10.96%	4.00%
Risk-based capital ratios:
Core capital	11.87%	4.00%
Total capital	12.90%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Commitments to extend credit	$22,769,264	$18,047,903
Financial standby letters of credit	—	—
Other standby letters of credit	398,968	341,228

Financial Condition

Our total assets increased $3.2 million, or 2.79%, for the three month period ended March 31, 2004. The increase in total assets was primarily funded by an increase of $2.8 million in total deposits, or 2.84%. This growth in deposits was used to partially fund loan growth of $7.8 million, or 8.03%. Federal funds sold decreased $2.5 million while securities decreased $1.7 million during the three month period, which also was used to fund our loan growth.

An increase in stockholders’ equity of $263,000 includes net income of $229,000 for the three month period ended March 31, 2004 and an increase in unrealized gains on securities available for sale of $34,000.

Results of Operations

Three Months ended March 31, 2004 and 2003

Net Interest Income

Our net interest income has increased by $273,000 for the three month period ended March 31, 2004, as compared to the same period in 2003. Our net interest margin was 4.46% during the first three months of 2004 as compared to 4.13% for the same period last year, and 4.05% for the year ended December 31, 2003. The increase in net interest income is due to increased volume of interest-earning assets, primarily the significant increase in loans. Total interest-earning assets have increased by $20.7 million since March 31, 2003. Total loans have grown $24.3 million to $105 million, while other interest-earning assets have decreased $3.6 million to $8.8 million since March 31, 2003. Total interest bearing liabilities have increased $15.2 million during this same period. The net interest margin has also increased due to an increase in the spread between the interest rates earned on interest-earning assets and the interest paid on interest-bearing liabilities since March 31, 2003, which increased by 33 basis points as compared to March 31, 2003.

Provision for Loan Losses

The provision for loan losses was $100,000 during the first three months of 2004 as compared to $123,000 for the same period in 2003. The amount provided is determined by management as a result of the review of overall loan growth, the amount of loans in non-accrual or classified status, and the amount of net charge-offs. The allowance for loan losses was $1.1 million, or 1.07% of total loans, as of March 31, 2004, compared to $980,000, or 1.22% of total loans, as of March 31, 2003. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.

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

At March 31, 2004 and 2003, non-accrual loans were $139,000 or 0.14% of total loans, and $17,000 or 0.03% of total loans, respectively. There were no loans past due more than 90 days still accruing interest nor any restructured loans as of March 31, 2004 and March 31, 2003.

At March 31, 2004, loans classified as substandard were $659,000, or 0.63% of total loans, and loans classified as doubtful were $5,000, or 0.01% of total loans. There were $25,000 of loans charged off during the first three months of 2004, or 0.03% of average loans outstanding as compared to none during the same period of 2003. There were not any recoveries of previously charged off loans during the three month period ended March 31, 2004 compared to $2,000 during the same period of 2003.

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

Other Income

Other income increased by $18,000 for the three month period ended March 31, 2004, as compared to the same period in 2003. The increase is due primarily to an increase in service charge income of $12,000, an increase in other operating income of $9,000 and a decrease in mortgage origination fees of $3,000. The increase in service charge income resulted from an increase in the volume of deposit accounts.

Other Expenses

Other expenses increased by $227,000 for the three month period ended March 31, 2004, as compared to the same period in 2003. The largest component of other expenses is salaries and employee benefits, which represents 62% of total other expenses for the three month period ended March 31, 2004. The increase in salaries and employee benefits of $146,000 for the three month period in 2004 as compared to 2003 is due to the increase in the number of employees, an increase of $22,000 in accruals for profit sharing and other employee benefits, an increase of $10,000 for incentives paid to mortgage originators and $75,000 related to an extension of a stock option agreement. The number of full-time equivalent employees as of March 31, 2004 was 32 compared to 28 a year earlier.

Occupancy and equipment expenses have increased by $36,000 for the three month period ended March 31, 2004 as compared to the same period in 2003. The increase is primarily due to the opening of the West Academy Office in August 2003.

Other operating expenses increased by $46,000 for the three month period ended March 31, 2004. Data processing expenses increased by $10,000 for the three month period in 2004 as compared to the same period in 2003 due primarily to the increase in the volume of deposit accounts and the establishment of the West Academy Office. Audit fee expenses increased by $7,000 for the three month period in 2004 as compared to the same period in 2003 primarily due to the additional audit and accounting work necessary to facilitate the possible merger with GB&T Bancshares.

Income Taxes

The Company has recorded a provision for income taxes of $140,000 for the three month period ended March 31, 2004 or an effective tax rate of 38% as compared to $107,000 or an effective tax rate of 38% for the same period in 2003.

Net Income

Net income was $229,000 for the three month period ended March 31, 2004, compared to net income of $175,000 for the same period in 2003. The improvement in earnings is directly related to success in attracting loan and deposit growth and to success in increasing the net interest margin.

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

On January 30, 2004, a Form 8-K was filed. It disclosed the signing of a definitive agreement, on January 26, 2004, for the merger of Southern Heritage Bancorp, Inc. into GB&T Bancshares, Inc. The terms of the agreement call for the exchange of 1.063 shares of GB&T Bancshares, Inc. stock for each of the outstanding shares of Southern Heritage Bancorp, Inc. The merger is subject to approval of the stockholders of Southern Heritage Bancorp, Inc. and regulators.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Heritage Bancorp, Inc.

DATE: May 17, 2004	BY:	/s/ Tren Watson
Tren Watson, President and Chief Executive Officer

DATE: May 17, 2004	BY:	/s/ Ricky Stowe
Ricky Stowe, Chief Financial Officer